Form 10-Q
period 2010-03-31
Expedite 5 Inc
filed 2010-05-05
CIK 1415598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 5, INC.
(Exact name of registrant as specified in Charter

Delaware	000-52866
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

21 Arlington Street
London, United Kingdom SW1A 1RN
 (Address of Principal Executive Offices)
 _______________
44 20 7491 6414
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 3, 2010: 2,495,000 shares of common stock.

EXPEDITE 5, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition	2

Item 3	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4	Controls and Procedures	4

PART II-- OTHER INFORMATION

FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

Expedite 5, Inc.
(a development stage company)
Financial Statements Table of Contents

Expedite 5, Inc.
(a development stage company)
BALANCE SHEETS
As of  March 31, 2010 and September 30, 2009
ASSETS

CURRENT ASSETS	3/31/2010	9/30/2009

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,750	$750

Total Current Liabilities	1,750	750

TOTAL LIABILITIES	1,750	750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 3,742,500 and 100,000	3,743	100
Additional Paid-In Capital	4,250	4,250
Accumulated Deficit	(9,743)	(5,100)

Total Stockholder's Equity	(1,750)	(750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 5, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS
For the six and three months ending March 31, 2010 and 2009
And from inception (September 27, 2007) through March 31, 2010

	6 months	3 months	6 months	3 months
	ending	ending	ending	ending	FROM
	3/31/2010	3/31/2010	3/31/2009	3/31/2009	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	4,643	4,143	1,000	500	9,743

NET INCOME (LOSS)	(4,643)	(4,143)	(1,000)	(500)	(9,743)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(5,100)	(5,600)	(2,850)	(3,350)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(9,743)	$(9,743)	$(3,850)	$(3,850)	$(9,743)

Earnings (loss) per share	$(0.004)		$(0.01)		$(0.03)

Weighted average number of common shares	1,314,167		100,000		335,000

The accompanying notes are an integral part of these financial statements.

Expedite 5, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through March 31, 2010

	COMMON		PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY
Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	$100	$-	$(2,850)	$(2,750)

In-Kind Contribution			4,250		4,250

Net Loss				(2,250)	(2,250)

Total, September 30, 2009	100,000	$100	$4,250	$(5,100)	$(750)

Stock issued as compensation on	3,642,500	3,643	-		$3,643
February 1, 2010

Net Loss				(4,643)	(4,643)

Total, March 31, 2010	3,742,500	$3,743	$4,250	$(9,743)	$(1,750)

The accompanying notes are an integral part of these financial statements.

Expedite 5, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending March 31, 2010 and 2009
From inception (September 27, 2007) through March 31, 2010

	6 months	6 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2010	3/31/2009	INCEPTION

Net income (loss)	$(4,643)	$(1,000)	$(9,743)

Stock issued as compensation	3,643	-	3,743
In-Kind Contribution	-	-	4,250
Increase (Decrease) in Accrued Expenses	1,000	1,000	1,750

Total adjustments to net income	4,643	1,000	9,743

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD
	$-	$-	$-

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

On February 1, 2010, Regent International Enterprises Ltd, First Equity Group Ltd. and Red Sky Enterprises Ltd acquired 100% of the issued and outstanding common stock of the Company from our sole shareholder, in accordance with common stock share purchase agreements.

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

The income tax payable that was accrued for the years ended September 30, 2009 and 2008 was offset by the Company’s net operating loss carry-forward, therefore; the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended March 31, 2010 of $1,948.

No provision was made for federal income tax since the Company has significant net operating losses. From inception through March 31, 2010, the Company incurred net operating losses for tax purposes of approximately $9,743. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$1,461
State net operating loss	487

Total deferred tax assets	1,948
Less valuation allowance	(1,948)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2010 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended March 31, 2010 is as follows:

2010

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

On February 1, 2010, the Company issued 3,642,500 shares of common stock as compensation for services.  The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933.

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

11. Subsequent Events:

On April 23, 2010, Mr. Andrew Hromyk resigned as a member of the Board of Directors.

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

Results of Operation

We have not had any operating income since inception. For the six months ended March 31, 2010 we incurred a net loss of $4,643 and since inception we have incurred a net loss of $9,743. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At March 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $9,743 from inception, and used no cash in operations for the period from September 27, 2007 (inception) to March 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Mark Opzoomer will supervise the search for target companies as potential candidates for a business combination. Mark Opzoomer will pay, at his own expense, any costs he incurs in supervising the search for a target company. Mark Opzoomer may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2010, we issued a total of 3,642,500 shares of our common stock to Sheila Hunter in consideration for services rendered; such shares were subsequently sold to Regent International Enterprises Ltd, First Equity Group Ltd. and Red Sky Enterprises Ltd as described in Item 1.01 above.

Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933. These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Mark Opzoomer	President,	May 4, 2010
Mark Opzoomer	Chief Executive Officer, Principal Executive Officer and Director

Signature	Title	Date

/s/ Rob Gorle	Chief Financial Officer, Principal Accounting Officer	May 4, 2010
Rob Gorle	and Secretary