Form 10-Q
period 2010-06-30
Expedite 5 Inc
filed 2010-08-23
CIK 1415598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 5, INC.
(Exact name of registrant as specified in Charter)

Delaware	000-52869	27-2617472
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

21 Arlington Street
London, United Kingdom SW1A 1RN
 (Address of Principal Executive Offices)
 _______________
+44 020 7491 6414
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of August 23, 2010 the issuer had 13,255,500 issued and outstanding common stock of $0.001 par value shares

EXPEDITE 5, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION      Page

Item 1.	Financial Statements	3-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of operations	12-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	16

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Removed & Reserved	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURE		18

PART I-- FINANCIAL INFORMATION

Item 1.    Financial Statements

 EXPEDITE 5, INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

As of June 30, 2010
(Unaudited)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page

Condensed Consolidated Balance Sheet – as at June 30, 2010 and December 31, 2009	4

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2010 and 2009 and for the Three Months ended June 30, 2010 and 2009, and for the Period from June 1, 2009 (Inception) to June 30, 2010	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity and Other Comprehensive Loss	6

Condensed Consolidated Cash Flow Statement	7

Notes to the Condensed Consolidated Financial Statements	8-11

EXPEDITE 5, INC.
(a Development Stage Company)

Condensed Consolidated Balance Sheets
(unaudited)

(amounts in US Dollars)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,623,060	$226,736
Accounts receivable, net of allowance for doubtful accounts	282	-
Tax receivables	56,522	37,135
Prepaid expenses and other current assets	119,595	14,877
Total current assets	3,799,459	278,748

Property and equipment, net	25,027	13,401
Intangible assets, net	383,711	411,611
TOTAL ASSETS	$4,208,197	$703,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$227,263	$38,460
Contingent consideration	301,420	318,560
Accrued expenses and other creditors	141,625	52,587
Total current liabilities	$670.308	$409,607

TOTAL LIABILITIES	$670,308	$409,607
Commitments and contingent liabilities – (Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value Authorized: 50,000,000 Issued and Outstanding: none

Common Stock - $0.001 par value
Authorized: 200,000,000 shares at June 30, 2010 and at December 31, 2009
Issued and Outstanding: 13,255,500 shares at June 30, 2010 and 7,480,000 at December 31, 2009	13,256	7,480
Additional paid-in-capital	5,545,587	1,171,642
Deficit accumulated during the development stage	(2,000,676)	(868,453)
Accumulated other comprehensive loss	(20,278)	(16,516)
TOTAL STOCKHOLDERS’ EQUITY	3,537,889	294,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,208,197	$703,760

See accompanying notes to these condensed consolidated financial statements.

EXPEDITE 5, INC.
(A Development Stage Company)

Condensed Consolidated Statement of Operations
(unaudited)

 (amounts in US Dollars; except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (June 1, 2009) to June 30,
	2010	2009	2010	2009	2010

Revenue	$1,619	$-	$12,025	$-	$15,015

Cost of goods sold	55,805	-	131,682	-	200,086
Research and development	145,160	-	295,978	-	505,295
Sales and marketing	20,116	-	56,338	-	118,898
General and administrative	370,745	-	660,250	-	1,191,642

Loss from operations	(590,207)	-	(1,132,223)	-	(2,000,678)

Interest income	-	-	-	-	228

Net loss before income taxes	(590,207)	-	(1,132,223)	-	(2,000,678)

Income tax	-	-	-	-	-

Net loss	$(590,207)	$-	$(1,132,223)	$-	$(2,000,678)

Net loss per common share:
Basic and Diluted	$(0.05)	-	$(0.10)	$-	$(0.25)

Weighted average common shares outstanding:
Basic	12,774,165		11,378,765		8,075,256
Diluted	12,928,011		11,456,113		8,110,699

See accompanying notes to these condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
(unaudited)
From inception (June 1, 2009) through June 30, 2010
 (amounts in US Dollars)

	Common Shares of $ 0.001		Additional Paid-in Capital Amount	Deficit Accumulated	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)/Equity
	Shares	US $	US $	US $	US $	US $
Issuance of 170,000 Common shares	170,000	170	(150)			20
Currency translation adjustment (Tax effect Nil)					(6)	(6)
Comprehensive loss						(6)
Issuance of 2,890,000 Common shares	2,890,000	2,890	(2,619)			271
BALANCE – June 30, 2009	3,060,000	3,060	(2,769)	-	(6)	285

BALANCE – July 1, 2009	3,060,000	3,060	(2,769)	-	(6)	285
Issuance of 4,420,000 Common shares	4,420,000	4,420	1,174,411			1,178,831
Net loss				(868,453)		(868,453)
Currency translation adjustment (Tax effect Nil)					(16,510)	(16,510)
Comprehensive loss						(884,963)
BALANCE – December 31, 2009	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153

BALANCE - January 1, 2010	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153
Recapitalisation (see Note 1)	5,775,500	5,776	4,373,945			4,379,721
Net loss				(1,132,223)		(1,132,223)
Currency translation adjustment (Tax effect Nil)					(3,762)	(3,762)
Comprehensive loss						(1,135,986)
BALANCE – June 30, 2010	13,255,500	13,256	5,545,587	(2,000,676)	(20,278)	3,537,889

See accompanying notes to these condensed consolidated financial statements

EXPEDITE 5, INC.
(a Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(amounts in US Dollars)

	6 Months Ended June 30, 2010	6 Months Ended June 30, 2009	Period From Inception (June 1, 2009) to June 30, 2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(1,132,223)	-	(2,000,678)
Adjustments to reconcile net loss from operations to cash used in operating activities
Depreciation	2,807	-	4,817
Amortization	116,337	-	184,413
Changes in operating assets and liabilities
- Accounts receivable, net	(282)	-	(282)
- Tax receivables	(20,692)	-	(58,863)
- Prepaid expenses and other current assets	(105,533)	(267)	(120,434)
- Accounts payable	157,533	-	197,066
- Accrued expenses and other creditors	95,358	-	158,298
Net cash used in operating activities	(886,695)	(267)	(1,635,662)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(15,109)	-	(30,466)
Purchase of intangible fixed assets	(109,982)	-	(269,264)
Net cash used in investing activities	(125,091)	-	(299,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of shares during 2009 net of issuance costs of $58,388	-	271	1,178,732
Proceeds from reverse recapitalisation	4,419,200		4,419,200
Net cash provided by financing activities	4,419,200	271	5,597,932

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(11,090)	(4)	(39,480)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,396,324	-	3,623,060

CASH AND CASH EQUIVALENTS
At beginning of period	226,736	-	-

At end of period	3,623,060	-	3,623,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Contingent consideration payable in respect of acquired intangibles	-	-	318,560
Net liabilities, excluding cash, from the recapitalisation transaction	45,255	-	45,255
Interest received	-	-	228

See accompanying notes to these condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business Activities

In these condensed consolidated financial statements, “the Company” “E5,” “we,” “us” and “our” refer to Expedite 5, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company was incorporated in September 2007 and commenced operations on June 1, 2009. The Company is a blend of videogame, internet platform/distribution and internet/mobile gaming talent targeting fast track growth via acquisition of development talent and creation of IP.  It is headquartered in London, United Kingdom.

The Company is devoting substantially all of its efforts to establishing a new business but has not generated significant revenue and is deemed to be a development stage company.

We are highly dependent on the success of our videogame, internet platform/distribution and internet/mobile gaming. We believe that our current cash and cash equivalents as of the date of this filing will be sufficient to fund our operations for at least the next 12 months.

2.  Summary of Significant Accounting Policies:

Basis of Preparation
The unaudited June 30, 2010 interim financial statements and accompanying notes are prepared on an accrual basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). The interim financial statements should be read in conjunction with the financial statements for the period from June 1, 2009 (inception) to December 31, 2009 filed as an exhibit on Form 8-K on July 6, 2010. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from the interim statements. However, these interim statements include all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim period.  Interim results are not necessarily indicative of the results expected for the full year.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for the making of judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies, value of our stock, warrants and when our software development becomes technologically feasible to be capitalised. Actual results may differ from these estimates under different assumptions or conditions.

Recapitalization Transaction
On June 30, 2010 E5 completed a share exchange agreement (“Share Exchange Agreement”) whereby it acquired all of the issued and outstanding capital stock and ownership interests of Zattikka Holdings Ltd (“ZHL”).  Zattikka Limited (“Zattikka”) had previously become a 100% subsidiary of ZHL on June 24, 2010.

The Share Exchange of ZHL with E5 was accounted for as a merger of a private company into a non-operating public shell (i.e. a “reverse merger”) because the ZHL shareholders owned a majority of the outstanding shares of E5’s common stock immediately following the Share Exchange.  ZHL is deemed the accounting acquirer in the reverse merger.  The financial statements included in this Form 10-Q filing reflect the recapitalization as below:

-
Since ZHL has no operations other than those of its wholly-owned subsidiary Zattikka Limited, the assets, liabilities, and operational results of the operating company Zattikka are shown in these financial statements as the predecessor of ZHL .

-
The assets and liabilities and the historical operations reflected in the financial statements prior to the Share Exchange are those of Zattikka and are recorded at the historical cost basis of Zattikka.  Stockholders’ equity from inception (June 1, 2009) through June 30, 2010 has been restated as if the Zattikka shareholders owned E5 shares at that time, using the exchange multiple of 170 E5 shares for each Zattikka share as per the Share Exchange agreement dated June 30, 2010.

-	The condensed consolidated balance sheet as of June 30, 2010, following completion of the Share Exchange, includes E5 assets and liabilities and those of Zattikka.

-	The Statement of Operations and the Statement of Cash flows show the results of Zattikka for all periods shown.

-
The Statement of Changes in Stockholders’ Equity and Other Comprehensive Loss shows the equity and loss of Zattikka Limited, restated for each transaction prior to the Share Exchange Agreement as if the Zattikka shareholders owned E5 shares, using the exchange multiple of 170 E5 shares for each Zattikka share as per the Share Exchange agreement dated June 30, 2010.  The net assets of E5 at the time of the share exchange are shown in the “Recapitalisation” line in the statement of changes in equity.

Software Development Expenditure
All costs incurred to establish the technological feasibility of a computer software product to be sold are expensed as incurred. Software development costs are capitalized when technological feasibility has been established and amortized over the estimated “useful economic life” (UEL) of the product or game, which management has estimated to be two years, once the product is available for general release to customers.

The technological feasibility of a computer software product is established when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Advance royalty payments are expensed as incurred if technological feasibility of the related software product has not been established. Otherwise they are recorded as part of other current assets if they are expected to be recouped within 12 months or as capitalized software costs if they are expected to be recovered after more than 12 months.

Foreign Currency Translation and Transactions
Foreign currency transaction gains and (losses) are included in the statement of operations.  These amounted to a loss of $(5,993) for the quarter end June 30, 2010, and a loss of $(11,090) for the six months ended June 30, 2010 and a loss of $(39,480) inception to date to June 30, 2010.

Income Taxes
The Company accounts for income taxes in interim periods in accordance with ASC 740-270.  For interim income tax applicable to ordinary income, the Company generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis. The Company’s calculated estimated annual effective tax rate excludes significant, unusual or infrequently occurring items, jurisdictions for which a reliable estimate cannot be made or where the estimated benefit of losses cannot be recognized, and certain other items excluded in the US GAAP authoritative guidance.  The income tax (or benefit) related to all other items is individually computed and recognized when the items occur.

The Company accounts for income taxes using the asset and liability method described in ASC 740-10 the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We account for uncertainty in income taxes under ASC 740-10-65.

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2010, including year to date losses, to reduce such assets to zero since there is no assurance that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Recent Accounting Pronouncements not yet adopted
In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact and potential timing of the adoption of these new standards on its financial position, results of operations and cash flows

3.  Segment Information

The chief operating decision maker receives information relating to one reportable segment.

4.   Related Party Transactions:

At June 30, 2010 contingent consideration of $301,420 (December 31, 2009: $318,560) was provided for, arising from the acquisition of the assets of gimme5games.  This amount is payable to three individuals who have since become employees.  This balance is shown separately as contingent consideration on the face of the condensed consolidated balance sheet.

At June 30, 2010 $nil (December 31, 2009: $382) was outstanding from employees in respect of settlement for shares issued at par value prior to September 2009.

5.   General and Administrative Expenses:

General and administrative expenses for the three month and six months ended June 30, 2010 and from inception to June 30, 2010 were as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	From inception to June 30, 2010
Legal, audit, professional, consultancy	112,850	218,390	446,688
Amortization of intangible assets	59,222	115,743	185,182
Payroll	140,770	224,147	362,756
Other general & administrative expenses	57,903	101,970	197,016
Total general and administrative expenses	370,745	660,250	1,191,642

6.   Intangible Assets:

Intangible assets as of June 30, 2010 and December 31, 2009 were as follows:

	Gross Amount	Accumulated Amortization	Net Amount
As at December 31, 2009	479,687	(68,076)	411,611

Acquired intangible assets	458,112	(181,104)	277,008
Capitalized and other intangible assets	110,012	(3,309)	106,703
As at June 30, 2010	568,124	(184,413)	383,711

The weighted average amortization period of these intangible assets, and each major class, is two years. No intangible assets were written off in the period. Capitalized software development costs were $110,012 and $nil in the period ended June 30, 2010 and December 31, 2009 respectively.

7.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company has paid no amounts for income taxes and interest.

8.   Stockholders' Equity:

Preferred Stock:
Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock:
Common Stock includes 200,000,000 shares authorized at a par value of $0.001, of which 13,255,500 were issued as at June 30, 2010. As at March 31, 2010, 3,742,500 shares of common stock with a $0.001 par value had been issued.

On May 6, 2010, an additional 3,500,000 common shares with a $0.001 par value were issued to new shareholders of E5 at a subscription price of $1.00.  On June 3, 2010 a further 1,028,000 shares were issued also at a subscription price of $1.00, bringing the total issuances since the March 31, 2010 E5 Form 10-Q filing to 4,528,000. E5 cancelled 1,247,500 of common stock on April 26, 2010, and a further 1,247,500 on June 30, 2010 in anticipation of the share exchange.

On June 30, 2010, E5 entered into a share exchange agreement and consummated a share exchange with Zattikka Holdings Limited (“ZHL”), and each of the shareholders of ZHL (the “ZHL Shareholders”).  Upon the closing of the Share Exchange on June 30, 2010, the ZHL Shareholders transferred all of their shares of common stock in ZHL to E5.  Each ZHL share was exchanged for 170 shares in E5, and as a result E5 issued to the ZHL Shareholders an aggregate of 7,480,000 shares of common stock, $0.001 par value per share.   As a result of the Share Exchange, ZHL became a wholly-owned subsidiary of E5.

Warrants:
We presently have the following warrant outstanding to purchase shares of our common stock:

Warrant Series	Number of Warrants Outstanding	Exercise Price	Expiration Date
2010	500,000	$1.00	December 31, 2010

As of June 30, 2010, Notion Capital has a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share in connection with the share issuance that occurred in June 2010. The fair value of this warrant at the time of issuance was $98,080, which was estimated using the Black-Scholes-Merton formula with the following assumptions: no dividends; risk-free interest rate of 1.33%; estimated life of half a year and volatility of 69% which was based on a comparison of peers in our industry due to our limited trading history.  This warrant expires on December 31, 2010. This amount was included in the net assets of E5 at the date of the share exchange and thus is included within the additional paid-in-capital balance.

9.  Net Loss Per Share:

Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period.

Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. Diluted loss per share is equal to basic loss per share, because the Company has reported a net loss for all periods. The potentially dilutive securities related to warrants over 500,000 ordinary shares.

10. Commitment And Contingent liabilities

On July 6, 2010, the Company received correspondence from a competitor alleging trademark infringement in the website layout and copyright infringement on one game, which is no longer on our website.  The Company believes the allegation is without merit and has responded appropriately.  No proceedings have been instituted and no amounts have been recorded as it is not considered probable.

Item 2.     Management’s Discussion and Analysis
Management’s discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

OVERVIEW

About Expedite 5, Inc.

Our Company competes in the online games business encompassing browser, social media, internet-enabled TV and distributed devices games.  We believe our competitive thrust comes from creating a team of highly successful individuals from the world of video games, internet (commercial, financial and engineering) and mobile coupled with a seasoned knowledge of the licensing world and having access to highly placed individuals, within movie studios, TV, music and celebrity media.

The Company is leaning on original design and organic growth in its formative stages having secured the gimme5games.com catalogue of games.  The Company is based in London, operating from serviced office suites at 85 Tottenham Court Road, currently under license agreements to January 2011.

To further take advantage of this disruptive point in the industry, we expect the Company will evolve from organic to an acquisition and roll-up growth strategy in 2011 and beyond.  Our goal is to create a revered, iconoclastic and leading games development, publishing and distribution star company.

Trends in Our Business
A number of factors are moving consumers away from traditional video games, itself an industry whose size eclipsed theatrical film/DVD and music several years ago. This is fuelled by an unparallel widening of the consumer demographic, proven monetization methods (virtual currency/micro transactions) and the gaming power harnessed in smartphones and tablets, and connection via the social networks such as Facebook, Yahoo! and MySpace.

Recent Developments
Post securing the share exchange and second round financing, the Company has set into motion the next phase of its organic growth plan, that is, the timely development of various SNGs (“Social Network Games”) and distributed device apps “mobile” covering iPhone, iPad and Android, for release in the Q3 and Q4 trading periods.

As well as several smaller monetized browser games, the Company’s two key releases under development are Wheeler Dealers, a SNG original product played through Facebook, and Ministry Of Silly Games, a virtual world played initially through the browser, based on Monty Python’s Flying Circus with collaboration of some of the original Pythons. Both are currently on schedule. The Company has several strong mobile releases under development including the first in a series based on the Mr Bean live action and cartoon sketches, ‘Mr. Bean – Out of Control’, Prism – Light the Way, Butt Scan, Isoball 2, Now Boarding and Fine Art Scratch Card. The Company continues its strategy of being platform agnostic and expects to release most mobile products across the key Smartphone platforms (except Blackberry), usually using browser metrics/user feedback as the test bed.

During the period the Company has continued to source iconic and powerful intellectual property (“IP”) that can be adapted to social network games or mobile play and expects to be making announcements to this effect on a regular basis. The Company is also in discussion with a number of Hollywood studios regarding selected IP.

Products and people. The Company’s second goal in the period was to strengthen its marketing, technical teams and establish a US base. To that end, a team of experienced technicians joined the company from Qualcomm, to work with Paul Schulz on platform development, data collection/payment systems for the SNGs and the portal businesses. Dave Mutton, ex Amazon and Yahoo! joined as VP Sales and Marketing and Joel Breton, Director of Content at MTV’s Addicting Games joined the Company as EVP – North American Operations to establish operations in the San Francisco Bay Area. The production and art groups were also enlarged.

The Company has developed an in-house technology, Rapide, which allows for rapid deployment of branded (demographic targeted) niche sites. It harnesses a shared core infrastructure and social integration connection/migration/community viral mechanic to cross-promote games, sites and apps across all of our sites. We plan to create a user-customised micro site generation tool based on Rapide, which could be monetized by revenue share from these micro sites.

During Q2, three new browser portals were launched using the Rapide technology: Badhed, Challengespot and worldcupofgames, with Badhed performing above expectations for user traffic. Our Facebook portal gamesfortheplanet although still small with no marketing, has grown steadily. We plan to re-launch the game Saucer Panic from the US later this year with an open application programming interface, so as to be compatible with the major portals terms and conditions. The game is now nearing completion for iPad, a format where the play mechanic is better suited, and having had the benefit of user feedback from the browser player base.

The Company remains in the development phase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Some of the critical accounting estimates, which were not previously described in our current report on Form 8-K, filed on July 6, 2010 are detailed below.

Warrants
We have used the Black-Scholes-Merton formula to estimate the fair value of warrants issued. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula. We assumed the warrants had an expected life of half a year, when they expire, and assumed Common Stock volatility of 69%. Higher estimates of volatility and expected life of the option increase the value of an option. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including recent private share offerings and recent reverse recapitalisation. We have based the volatility based on our computer games software industry sector due to our limited trading history.

Software Development Expenditure
Software development expenditure is capitalised once technological feasibility of the software product to be sold has been established. Judgments will be necessary to decide when technological feasibility has been achieved, and over what period such capitalised development costs should be amortized.  This would affect the value of intangible fixed assets and the amortisation charge across different accounting periods.  As a result of these assumptions and estimates the amount of software development costs, capitalisation and amortisation could be impacted across different periods.

Recent Accounting Pronouncements not yet adopted
In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact and potential timing of the adoption of these new standards on its financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$1,619	$-	$12,025	$-

Cost of goods sold	55,805	-	131,682	-
Research and development	145,160	-	295,978	-
Sales and marketing	20,116	-	56,338	-
General and administrative	370,745	-	660,250	-
Loss from operations	(590,207)	-	(1,132,223)	-

Interest income	-	-	-	-

Net loss before income taxes	(590,207)	-	(1,132,223)	-

Income tax	-	-	-	-

Net loss	$(590,207)	$-	$(1,132,223)	$-
Net loss per share:
Ordinary shares (basic and diluted)	$(0.05)	$-	$(0.10)	$-

Revenues were $1,619 and $12,025 for the three month and six month periods ended June 30, 2010, respectively, compared to $nil and $nil for the three month and six month periods ended June 30, 2009, respectively. The changes in revenues for the three month and six month periods ended June 30, 2010 reflected the early stage development of the Company and were due to test iPhone application product releases during the period ended March 31, 2010.

Cost of Goods Sold were $55,805 and $131,682 for the three month and six month periods ended June 30, 2010, respectively, compared to $nil and $nil for the three month and six month periods ended June 30, 2009, respectively. The changes in costs of goods sold for the three month and six month periods ended June 30, 2010 reflected increased user traffic on our websites.

Research and Development costs were $145,160 and $295,978 for the three month and six month periods ended June 30, 2010, respectively, compared to $nil and $nil for the three month and six month periods ended June 30, 2009, respectively. The changes in research and development costs for the three month and six month periods ended June 30, 2010 reflected an increase in product pipeline including mobile applications and browser products.

Sales and Marketing costs were $20,116 and $56,338 for the three month and six month periods ended June 30, 2010, respectively, compared to $nil and $nil for the three month and six month periods ended June 30, 2009, respectively. The changes in sales and marketing costs for the three month and six month periods ended June 30, 2010 reflected a ramp-up of business operations including a number of small test marketing campaigns driving users to our mobile applications and browser products.

General and Administrative costs were $370,745 and $660,250 for the three month and six month periods ended June 30, 2010, respectively, compared to $nil and $nil for the three month and six month periods ended June 30, 2009, respectively. The changes in general and administrative costs for the three month and six month periods ended June 30, 2010 included a ramp-up of key operational support for the production, technology and marketing teams and corporate activities including the reverse recapitalization and the implementation of the new group structure.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had current assets of $3,799,459 compared to current assets of $278,748 at December 31, 2009. Our balance of cash and cash equivalents at June 30, 2010 was $3,623,060 compared to $226,736 at December 31, 2010.

Operating cash flows
We had operating cash outflows in the six months ended June 30, 2010 of $886,695, $267 in the six months ended June 30, 2009, and $1,635,662 in the period from inception June 1, 2009 to June 30, 2010.  Our primary uses of cash have been for developing our software products and our technology platforms, marketing expenses, employee compensation and working capital. All cash we receive has been expended in the furtherance of growing our assets, including those purchased from gimme5games.com, into a business and establishing our software.  In the period from inception June 1, 2009 to June 30, 2010 we have received cash inflows of $15,015 as a result of revenues from test products, but as we complete the development of new products and release these to the market, we expect our revenues and liquidity to increase.

We currently have future commitments on external game development of up to $200,000 for the twelve months ended June 30, 2011, which may be funded from existing resources taking into account the additional funding mentioned above.

Investing cash flows
We had investing cash flows in the six months ended June 30, 2010 of $125,091, $nil in the six months ended June 30, 2009, and $299,730 in the period from inception June 1, 2009 to June 30, 2010. We had cash outflows of $15,109 for property and equipment and $109,982 for capitalised intangible fixed assets in the six month period ended June 30, 2010. We had outflows of $30,466 for property and equipment and $269,264 for capitalised intangible fixed assets in the period from inception (June 1, 2009) to June 30, 2010, which included payments of $159,280 as part of the consideration for the gimme5games.com assets

Financing Activities
During the six months ended June 30, 2010, there were financing cash flows of $4,419,200.  During the period from inception June 1, 2009 to June 30, 2010, we received net cash from funding activities of $5,597,932 from the issuance of shares to various investors.

These financing cash flows resulted from issuance of an additional 4,528,000 shares of common stock of $0.001 par value for $1.00 which generated additional funding of $4,528,000, less issue costs paid during the period of $108,800.  The total issue costs of $140,956 include a further $32,156 which was paid after the end of the quarter.

This funding will allow the Company to continue to develop its portfolio of games and further establish its revenue streams.  It is the intention that this funding will be used to provide working capital for short-term and long-term cash flow in the period until the business is cash-generative.

OFF-BALANCE SHEET COMMITMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This disclosure is not required for smaller reporting companies.

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended June 30, 2010, Mark Opzoomer, who served as our Chief Executive Officer and Rob Gorle, who served as our Chief Financial Officer as of June 30, 2010 and as of the date of this Report, have concluded that as of the end of the period covered by this report, controls were ineffective and as such we have identified the following material weaknesses:

Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control, and the need for additional specific US GAAP expertise related to changes in filing requirements.

Management believes this assessment was not unreasonable for a start-up company in development stage which had just completed a significant reverse capitalization transaction.  The company had already identified the issues and was in the process of taking appropriate steps to add additional resources to the accounting team and to implement the more comprehensive controls procedures required for SEC filing companies, though it was not possible to implement these measures within the time scale for this initial assessment.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 6, 2010, the Company received correspondence from a competitor alleging trademark infringement in the website layout and copyright infringement on one game which is no longer on our website.  The Company believes the allegation is without merit and has responded appropriately.  No proceedings have been instituted and no amounts have been recorded as it is not considered probable.

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on the condensed consolidated financial statements.

Item 1A. Risk Factors

This disclosure is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Share Exchange, on June 30, 2010, we issued 7,480,000 shares of common stock to individuals and entities as designated by the ZHL Shareholders in exchange for 100% of the outstanding shares of ZHL.  Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Signature	Title	Date

/s/ Mark Opzoomer	President,	August 23, 2010
Mark Opzoomer	Chief Executive Officer

Signature	Title	Date

/s/ Rob Gorle	Chief Financial Officer	August 23, 2010
Rob Gorle