Form 10-Q
period 2010-09-30
Expedite 5 Inc
filed 2010-11-15
CIK 1415598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of November 15, 2010 the issuer had 13,755,500 issued and outstanding common stock of $0.001 par value shares

EXPEDITE 5, INC.

FORM 10-Q

September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Page

Item 1.	Financial Statements	3-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19-20

PART II-- OTHER INFORMATION

PART I-- FINANCIAL INFORMATION

Item 1.    Financial Statements

 EXPEDITE 5, INC.
(a Development Stage Company)
FINANCIAL STATEMENTS
As of September 30, 2010
(Unaudited)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page

Unaudited Condensed Consolidated Balance Sheets - as at September 30, 2010 and December 31, 2009	4

Unaudited Condensed Consolidated Statement of Operations- for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months ended September 30, 2010 and 2009, and for the Period from June 1, 2009 (Inception) to September 30, 2010	5

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Other Comprehensive Loss from June 1, 2009 (inception) to September 30, 2010	6

Unaudited Condensed Consolidated Statements of Cash Flow Statement - for the nine months ended September 30, 2010 and 2009 and for the period from June 1, 2009 (inception) to September 30, 2010	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-13

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in US Dollars)
ASSETS	September 30, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$2,294,142	$226,736
Accounts receivable, net of allowance for doubtful accounts	-	-
Tax receivables	154,030	37,135
Prepaid expenses and other current assets	437,039	14,877
Total current assets	2,885,211	278,748

Property and equipment, net	30,108	13,401
Intangible assets, net	596,016	411,611
TOTAL ASSETS	$3,511,335	$703,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$345,890	$38,460
Contingent consideration	252,944	318,560
Accrued expenses and other creditors	225,367	52,587
Total current liabilities	$824,201	$409,607

TOTAL LIABILITIES	$824,201	$409,607
Commitments and contingent liabilities – (Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value Authorized: 50,000,000 Issued and Outstanding: none

Common Stock - $0.001 par value
Authorized: 200,000,000 shares at September 30, 2010 and at December 31, 2009 Issued and Outstanding: 13,255,500 shares at September 30, 2010 and 7,480,000 at December 31, 2009	$13,256	$7,480
Additional paid-in-capital	5,845,587	1,171,642
Deficit accumulated during the development stage	(3,173,502)	(868,453)
Accumulated other comprehensive income (loss)	1,793	(16,516)
TOTAL STOCKHOLDERS’ EQUITY	2,687,134	294,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,511,335	$703,760

See accompanying notes to these unaudited condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Statement of Operations
(unaudited)
 (amounts in US Dollars; except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (June 1, 2009) to September 30,
	2010	2009	2010	2009	2010

Revenue	$1,662	$-	$13,687	$-	$16,677

Cost of goods sold	24,653	-	36,533	-	37,279
Research and development	218,916	82,840	621,522	82,840	894,507
Sales and marketing	171,954	13,121	244,742	13,121	310,899
General and administrative	758,965	180,143	1,415,940	180,143	1,947,723

Loss from operations	(1,172,826)	(276,104)	(2,305,050)	(276,104)	(3,173,731)

Interest income	1	118	1	118	229

Net loss before income taxes	(1,172,825)	(275,986)	(2,305,049)	(275,986)	(3,173,502)

Income tax	-	-	-	-	-

Net loss	$(1,172,825)	$(275,986)	$(2,305,049)	$(275,986)	$(3,173,502)

Net loss per common share:
Basic	$(0.10)	$(0.07)	$(0.20)	$(0.07)	$(0.30)
Diluted	(0.10)	(0.07)	(0.20)	(0.07)	(0.30)

Weighted average common shares outstanding:
Basic	11,222,500	4,156,393	11,326,104	3,886,788	10,689,104
Diluted	13,233,402	4,156,393	12,055,053	3,886,788	11,192,909

See accompanying notes to these unaudited condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
(unaudited)
From Inception (June 1, 2009) through September 30, 2010
 (amounts in US Dollars)

	Common Shares of $ 0.001		Additional Paid-in Capital Amount	Deficit Accumulated	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)/Equity
	Shares	US $	US $	US $	US $	US $
Issuance of 170,000 Common shares	170,000	170	(150)			20
Currency translation adjustment (Tax effect Nil)					(6)	(6)
Comprehensive loss						(6)
Issuance of 2,890,000 Common shares	2,890,000	2,890	(2,619)			271
BALANCE – June 30, 2009	3,060,000	3,060	(2,769)	-	(6)	285

BALANCE – July 1, 2009	3,060,000	3,060	(2,769)	-	(6)	285
Issuance of 4,420,000 Common shares	4,420,000	4,420	1,174,411			1,178,831
Net loss				(868,453)		(868,453)
Currency translation adjustment (Tax effect Nil)					(16,510)	(16,510)
Comprehensive loss						(884,963)
BALANCE – December 31, 2009	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153

BALANCE - January 1, 2010	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153
Recapitalization (see Note 2)	5,775,500	5,776	4,373,945			4,379,721
Deposit received for issuance of 500,000 shares November 2010			300,000			300,000
Net loss				(2,305,049)		(2,305,049)
Currency translation adjustment (Tax effect Nil)					18,309	18,309
Comprehensive loss						(2,286,740)
BALANCE – September 30, 2010	13,255,500	13,256	5,845,587	(3,173,502)	1,793	2,687,134

See accompanying notes to these unaudited condensed consolidated financial statements

EXPEDITE 5, INC.
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(amounts in US Dollars)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period From Inception (June 1, 2009) to September 30, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,305,049)	$(275,986)	$(3,173,502)
Adjustments to reconcile net loss from operations to cash used in operating activities
Depreciation	5,924	733	7,878
Amortization	190,678	7,961	258,372
Changes in operating assets and liabilities
- Tax receivables	(118,200)	(7,881)	(155,335)
- Prepaid expenses and other current assets	(422,977)	17,464	(437,362)
- Accounts payable	276,160	38,687	314,907
- Accrued expenses and other creditors	196,241	402,074	565,823
Net cash (used in)/generated by operating activities	(2,177,223)	183,052	(2,619,219)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(23,595)	(9,412)	(38,952)
Purchase of intangible fixed assets	(374,027)	(477,660)	(851,867)
Net cash used in investing activities	(397,622)	(487,072)	(890,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of shares during 2009 net of issuance costs of $58,388	-	1,010,137	1,178,732
Payment of contingent consideration relating to acquired intangibles	(65,616)	-	(65,616)
Proceeds from reverse recapitalization	4,419,200		4,419,200
Deposit by investor for 500,000 shares	300,000		300,000
Net cash provided by financing activities	4,653,584	1,010,137	5,832,316

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(11,333)	(27,176)	(28,136)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,067,406	678,941	2,294,142

CASH AND CASH EQUIVALENTS
At beginning of period	226,736	-	-

At end of period	$2,294,142	$678,941	$2,294,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Contingent consideration payable in respect of acquired intangibles	-	-	252,944
Net liabilities, excluding cash, from the recapitalisation transaction	45,255		45,255
Interest received	1	118	229

See accompanying notes to these unaudited condensed consolidated financial statements.

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

The Company is devoting substantially all of its efforts to establishing a new business. It has not generated significant revenue and is therefore deemed to be a development stage company.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate revenue from the products it is bringing to market and its ability to further implement its business plan and raise capital against a planned acquisition strategy. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our cash balance as of September 30, 2010 was $2,294,142. Our total current assets as of the reporting date amounted to $2,885,211 and total current liabilities were $824,201 resulting in a net working capital of $2,061,010. We incurred a net loss and revenues for the nine month period ended September 30, 2010 of $2,305,049 and $13,687 respectively, and an accumulated deficit and revenues from inception to September 30, 2010 of $3,173,502 and $16,677 respectively. On November 2, 2010 we received a payment of $200,000 in relation to a share subscription dated May 6, 2010, bringing the total cash received from that investor to $500,000 and resulting in the consummation of their share subscription, as detailed under subsequent events. On July 8, 2010 the Company received $300,000 as a deposit for the $500,000 investment noted.

Given our net working capital, plus the November issuance, our organic business plan assumes we will generate sufficient cash flows and revenues to cover our core commitment monthly burn rate of approximately $350,000 and other minimum commitments before November 2011.  We are yet to generate significant operating cash flows and material revenue and we anticipate that our existing cash balance will be utilised before November 2011 if we do not generate significant revenues in the near future.  In order to generate revenue, we need to successfully launch the products we have developed during the year, and to continue to develop our online social network games and new mobile applications. If we do not achieve the cash flows specified in our organic plan, we will need to reduce our non-fixed costs to fund our operations and are likely to need to obtain additional funding from external sources.  We believe that our business plan including our anticipated funding activities is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

The Company has already commenced the financing process as part of its core strategy to pursue a combination of roll-up acquisition and organic development.  We have started discussions with investment banks to assist with the financing, which we expect to raise a non-registered equity placement.  We have also identified a range of targets which align with the Group strategy, typically cash generative and with existing successful product launches within one of the core areas of online browser, social network games and mobile game applications.

Any additional equity financing may be dilutive to shareholders and the Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial statements.

 2.   Summary of Significant Accounting Policies:

Basis of Preparation
The unaudited interim financial statements and accompanying notes are prepared on an accrual basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Immaterial restatement of Statement of Operations presentation
 Subsequent to the issuance of its quarterly report for the three and six months ended June 30, 2010, management has reviewed its classification of expenditure in cost of sales, research and development and sales and marketing lines items in the unaudited condensed consolidated statement of operations and has decided to reclassify certain costs differently based on the nature of the costs incurred and development stage company. The impact of this immaterial restatement on the inception to date column is as follows:

	Period from June 1, 2009 (inception) to June 30, 2010	Period from June 1, 2009 (inception) to June 30, 2010
	As Previously Reported	As Restated
Cost of goods sold	$200,086	$12,626
Research & Development	505,295	675,591
Sales & Marketing	118,898	138,945
General & Administrative	1,191,642	1,188,758

These changes had no impact on total operating expenses or net income for any period.

Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP and SEC regulations requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for the making of judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies, value of our stock, warrants and when our software development becomes technologically feasible to be capitalized. Actual results may differ from these estimates under different assumptions or conditions.

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

The Share Exchange of ZHL with E5 was accounted for as a merger of a private company into a non-operating public shell (i.e. a “reverse merger”) because the ZHL shareholders owned a majority of the outstanding shares of E5’s common stock immediately following the Share Exchange. ZHL is deemed the accounting acquirer in the reverse merger.  The financial statements included in this Form 10-Q filing reflect the recapitalization as below:

-
Since ZHL has no operations other than those of its wholly-owned subsidiary Zattikka Limited, the assets, liabilities, and operational results of the operating company Zattikka are shown in these financial statements as the predecessor of ZHL.

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

-	The unaudited condensed consolidated balance sheets as of June 30, 2010 and subsequent periods, following completion of the Share Exchange, include E5 assets and liabilities and those of Zattikka.

-
The unaudited condensed statement of operations and the unaudited condensed statement of Cash flows show the results of Zattikka for all periods shown and for the whole group following completion of the reverse merger on June 30, 2010.

-
The unaudited condensed statement of changes in stockholders’ equity and other comprehensive loss shows the equity and loss of Zattikka Limited prior to June 30, 2010 and for whole group subsequent to reverse merger, restated for each transaction prior to the Share Exchange Agreement as if the Zattikka shareholders owned E5 shares, using the exchange multiple of 170 E5 shares for each Zattikka share as per the Share Exchange agreement dated June 30, 2010.  The net assets of E5 at the time of the share exchange are shown in the “Recapitalization” line in the statement of changes in equity.

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

The technological feasibility of a computer software product is established when we have completed all “alpha” testing, defined as planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. For products that are developed on an outsourced basis and a detailed product specification and project plan document exists at the time of signing the outsourced development contract technical feasibility has been met at this stage of the project.

Advance royalty payments are expensed as incurred if technological feasibility of the related software product has not been established. Otherwise they are recorded as part of other current assets if they are expected to be recouped within 12 months or as capitalized software costs if they are expected to be recovered after more than 12 months.

Foreign Currency Translation and Transactions
Foreign currency transaction gains and losses are included in the unaudited condensed statement of operations.  These amounted to a loss of $22,632 for the quarter end September 30, 2010, and a loss of $25,633 for the nine months ended September 30, 2010 and a loss of $25,633 inception to date to September 30, 2010.

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

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2010, including year to date losses, to reduce such assets to zero since there is no assurance that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Cost of Goods Sold

Cost of goods sold include expenses incurred directly in the delivery of the products to end users, including payment processing fees and also the amortization of capitalized software product development.

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

4.   Related Party Transactions:

At September 30, 2010 contingent consideration of $252,944 (December 31, 2009: $318,560) was provided for, arising from the acquisition of the assets of gimme5games.  This amount is payable to three individuals who have since become employees.  This balance is shown separately as contingent consideration on the face of the unaudited condensed consolidated balance sheet.

At September 30, 2010 $nil (December 31, 2009: $382) was outstanding from employees in respect of settlement for shares issued at par value prior to September 2009.

5.   Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of September 30, 2010 and December 31, 2009 were as follows:

	As at September 30, 2010	As at December 31, 2009

Advanced royalty payments	$377,835	$-
Other prepayments and accrued income	59,204	14,877
Total prepaid expenses and other current assets	$437,039	$14,877

6.   General and Administrative Expenses:

General and administrative expenses for the three month and nine months ended September 30, 2010 and from inception to September 30, 2010 were as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	From inception to September 30, 2010

Legal, audit, professional, consultancy	$351,721	$570,111	$806,159
Amortization of intangible assets	58,117	170,585	240,024
Payroll	215,125	439,272	577,881
Other general & administrative expenses	134,002	235,972	323,659
Total general and administrative expenses	$758,965	$1,415,940	$1,947,723

7.   Intangible Assets, Net:

Intangible assets as of September 30, 2010 and December 31, 2009 were as follows:

	Gross Amount	Accumulated Amortization	Net Amount

As at December 31, 2009	$479,687	$(68,076)	$411,611

Acquired intangible assets	474,271	(242,982)	231,289
Capitalized and other intangible assets	384,745	(20,019)	364,726
Exchange translation difference	(4,628)	4,629	1
As at September 30, 2010	$854,388	$(258,372)	$596,016

The weighted average amortization period of these intangible assets, and each major class, is two years. No intangible assets were written off in the period or inception to date. Capitalized software development costs were $384,745 and $nil as at September 30, 2010 and December 31, 2009 respectively.

8.   Stockholders' Equity:

Preferred Stock:
Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock:
Common Stock includes 200,000,000 shares authorized at a par value of $0.001, of which 13,255,500 had been issued as at September 30, 2010. As at March 31, 2010, 3,742,500 shares of common stock with a $0.001 par value had been issued.

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

On June 30, 2010, E5 entered into a share exchange agreement and consummated a share exchange with Zattikka Holdings Limited (“ZHL”), and each of the shareholders of ZHL (the “ZHL Shareholders”).  Upon the closing of the Share Exchange on June 30, 2010, the ZHL Shareholders transferred all of their shares of common stock in ZHL to E5.  Each ZHL share was exchanged for 170 shares in E5, and as a result E5 issued to the ZHL Shareholders an aggregate of 7,480,000 shares of common stock, $0.001 par value per share.   As a result of the Share Exchange, ZHL became a wholly-owned subsidiary of E5. On July 8, 2010 a $300,000 deposit was received from an investor relating to a $500,000 subscription that was finalized on November 2, 2010.

Warrants:
As of September 30, 2010, Notion Capital still has a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share in connection with the share issuance that occurred in June 2010. The fair value of this warrant at the time of issuance was $98,080, which was estimated using the Black-Scholes-Merton formula with the following assumptions: no dividends; risk-free interest rate of 1.33%; estimated life of half a year and volatility of 69% which was based on a comparison of peers in our industry due to our limited trading history.  This warrant expires on December 31, 2010. This amount was included in the net assets of E5 at the date of the share exchange and thus is included within the additional paid-in-capital balance.

9.  Net Loss Per Share:

Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period.

Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. Since the Company has reported a loss in all periods, all potential dilutive securities are anti-dilutive. The potentially dilutive securities related to warrants over 500,000 ordinary shares.

10. Commitments And Contingent Liabilities

The Company has been in further correspondence with a competitor on a number of occasions since a original letter received on July 6 2010 alleging trademark infringement in the website layout (since also said to be a copyright infringement) and copyright infringement on one game, which is no longer on our website. The Company still believes the allegation is without merit and has responded appropriately. No proceedings have been instituted and no amounts have been recorded as it is still not considered probable.

11. Subsequent Events

On November 2, 2010, the Company consummated a subscription agreement originally dated May 6, 2010 with an accredited investor pursuant to which the Company agreed to issue and sell to the investor and the investor agreed to purchase from the Company an aggregate of 500,000 shares of Common Stock, par value $0.001 per share of the Company. The Company received $200,000 on November 2, 2010 in addition to the $300,000 deposit received on July 8, 2010.

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

As noted in note 2 an immaterial restatement of the classification of expenditure in the statement of operations has occurred and Management’s Discussion and Analysis has been revised for the effects of the restatement.

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

The Company is leaning on original design and organic growth in its formative stages having secured the gimme5games.com catalogue of games.  The Company is based in London W1, operating from serviced office suites, currently under license agreements to January 2011, with new arrangements agreed through to December 2011.

To further take advantage of this disruptive point in the industry, we expect the Company will evolve from organic to an acquisition and roll-up growth strategy in 2011 and beyond.  Our goal is to create a revered, iconoclastic and leading games development, publishing and distribution star company. We have no material operating income yet and, as a result, we may depend upon funding from various sources to continue our operations beyond November 2011 and to implement our growth strategy.

Trends in Our Business
A number of factors are moving consumers away from traditional video games, itself an industry whose size eclipsed theatrical film/DVD and music several years ago. This is fuelled by an unparalleled widening of the consumer demographic, proven monetization methods (virtual currency/micro transactions) and the gaming power harnessed in smartphones and tablets, and connection via the social networks such as Facebook, Yahoo! and MySpace.

Recent Developments and Overview
Post securing the share exchange and second round financing, the Company has set into motion the next phase of its organic growth plan, that is, the timely development of various SNGs (“Social Network Games”) and distributed device apps “mobile” covering iPhone, iPad and Android, for release in the fourth quarter of 2010 and first quarter of 2011.

As well as several smaller monetized browser games, the Company’s two key releases under development are Wheelers and Dealers, a SNG original product played through Facebook, and Ministry Of Silly Games, a virtual world played initially through the browser, based on Monty Python’s Flying Circus with collaboration of some of the original Pythons. Both are currently on schedule. The Company has several strong mobile releases under development including the first in a series based on the Mr Bean live action and cartoon sketches, ‘Mr. Bean – Out of Control’, Prism – Light the Way, Butt Scan, Isoball 2, Now Boarding and Fine Art Scratch Card. The Company continues its strategy of being platform agnostic and expects to release most mobile products across the key Smartphone platforms (except Blackberry), usually using browser metrics/user feedback as the test bed.

During the period the Company has continued to source iconic and powerful intellectual property (“IP”) that can be adapted to social network games or mobile play and expects to be making announcements to this effect on a regular basis. The Company is also in discussion with a number of Hollywood studios regarding selected IP.

Products and People. The Company’s second goal in the year was to strengthen its marketing, technical teams and establish a US base. To that end, a team of experienced technicians joined the company from Qualcomm, to work with Paul Schulz, Chief Technology Officer, on platform development, data collection/payment systems for the SNGs and the portal businesses. Dave Mutton, ex Amazon and Yahoo! joined as VP Sales and Marketing and Joel Breton, Director of Content at MTV’s Addicting Games joined the Company as EVP – North American Operations to establish operations in the San Francisco Bay Area. The production and art groups were also enlarged.

The Company has developed an in-house technology, Rapide, which allows for rapid deployment of branded (demographic targeted) niche sites. It harnesses a shared core infrastructure and social integration connection/migration/community viral mechanic to cross-promote games, sites and apps across all of our sites. We plan to create a user-customized micro site generation tool based on Rapide, which could be monetized by revenue share from these micro sites.

The Company remains in the development phase. As of September 30, 2010, we had available cash and cash equivalents of approximately $2.3 million. As detailed in “Going Concern” there is uncertainty whether our available cash and cash equivalents as of September 30, 2010 will be sufficient to cover our estimated liquidity needs for the next twelve months.  We will be required to raise additional capital during the next twelve months in order to fully implement our business plans and acquisitions.

As further discussed in “Liquidity and Capital Resources,” we are actively pursuing various initiatives aimed at increasing our liquidity. We are in discussions with a number of our investors and other third parties about a number of options, including potential strategic transactions, and additional equity financings. Any financing transaction would likely include selling additional equity issued by us which would be dilutive to our stockholders. Our ability to raise sufficient additional capital in the near and long-term on acceptable terms, or at all, remains uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The critical accounting estimates, which were not previously described in our current report on Form 8-K, filed on July 6, 2010 are detailed below.

Warrants
We have used the Black-Scholes-Merton formula to estimate the fair value of warrants issued. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula. We assumed the warrants had an expected life of half a year, when they expire, and assumed Common Stock volatility of 69%. Higher estimates of volatility and expected life of the option increase the value of an option. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including recent private share offerings and recent reverse recapitalization. We have based the volatility based on the computer games software industry sector due to our limited trading history.

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

The technological feasibility of a computer software product is established when we have completed all “alpha” testing, defined as planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. For products that are developed on an outsourced basis and a detailed product specification and project plan document exists at the time of signing the outsourced development contract technical feasibility has been met at this stage of the project.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$1,662	$-	$13,687	$-

Cost of goods sold	24,653	-	36,533	-
Research and development	218,916	82,840	621,522	82,840
Sales and marketing	171,954	13,121	244,742	13,121
General and administrative	758,965	180,143	1,415,940	180,143
Loss from operations	(1,172,826)	(276,104)	(2,305,050)	(276,104)

Interest income	1	118	1	118

Net loss before income taxes	(1,172,825)	(275,986)	(2,305,049)	(275,986)

Income tax	-	-	-	-
Net loss	$(1,172,825)	$(275,986)	$(2,305,049)	$(275,986)

Revenues were $1,662 and $13,687 for the three month and nine month periods ended September 30, 2010, respectively, compared to $nil and $nil for the three month and nine month periods ended September 30, 2009, respectively. The changes in revenues for the three month and nine month periods ended September 30, 2010 reflected the early stage development of the Company and were due to iPhone application product releases and advertising during the period ended March 31, 2010.

Cost of Goods Sold were $24,653 and $36,533 for the three month and nine month periods ended September 30, 2010, respectively, compared to $nil and $nil for the three month and nine month periods ended September 30, 2009, respectively. The changes in costs of goods sold for the three month and nine month periods ended September 30, 2010 reflected increased user traffic on our websites. Additionally, the nine months period ended September 30, 2010 was $119,802 lower due to a reclassification of costs of goods sold to research & development, sales & marketing, and general & administrative costs.

Research and Development costs were $218,916 and $621,522 for the three month and nine month periods ended September 30, 2010, respectively, compared to $82,840 and $82,840 for the three month and nine month periods ended September 30, 2009, respectively. The changes in research and development costs for the three month and nine month periods ended September 30, 2010 reflected an increase in product pipeline including mobile applications and browser products. Additionally, the nine months period ended September 30, 2010 was $106,628 higher due to a reclassification of costs of goods sold to research & development costs.

Sales and Marketing costs were $171,954 and $244,742 for the three month and nine month periods ended September 30, 2010, respectively, compared to $13,121 and $13,121 for the three month and nine month periods ended September 30, 2009, respectively. The changes in sales and marketing costs for the three month and nine month periods ended September 30, 2010 reflected a ramp-up of business operations including a number of small marketing campaigns driving users to our mobile applications and browser products. Additionally, the nine months period ended September 30, 2010 was $16,450 higher due to a reclassification of costs of goods sold to sales & marketing.

General and Administrative costs were $758,965 and $1,415,940 for the three month and nine month periods ended September 30, 2010, respectively, compared to $180,143 and $180,143 for the three month and nine month periods ended September 30, 2009, respectively. The changes in general and administrative costs for the three month and nine month periods ended September 30, 2010 included a ramp-up of key operational support for the production, technology and marketing teams and corporate activities including the reverse recapitalization and the implementation of the new group structure. Additionally, the nine months period ended September 30, 2010 was $3,275 lower due to a reclassification of general & administrative costs to costs of goods sold.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2010 was $2,294,142. Our total current assets as of the reporting date amounted to $2,885,211 and total current liabilities were $824,201 resulting in a net working capital of $2,061,010. We incurred a net loss and revenues for the nine month period ended September 30, 2010 of $2,305,049 and $13,687 respectively, and an accumulated deficit and revenues from inception to September 30, 2010 of $3,173,502 and $16,677 respectively. On November 2, 2010 we received a payment of $200,000 in relation to a share subscription dated May 6, 2010, bringing the total cash received from that investor to $500,000 and resulting in the consummation of their share subscription, as detailed under subsequent events. On July 8, 2010 the Company received $300,000 as a deposit for the $500,000 investment noted.

Given our net working capital, plus the November issuance, our organic business plan assumes we will generate sufficient cash flows and revenues to cover our core commitment monthly burn rate of approximately $350,000 and other minimum commitments before November 2011.  We are yet to generate significant operating cash flows and material revenue and we anticipate that our existing cash balance will be utilized before November 2011 if we do not generate significant revenues in the near future.  In order to generate revenue, we need to successfully launch the products we have developed during the year, and to continue to develop our online social network games and new mobile applications. If we do not achieve the cash flows specified in our organic plan, we will need to reduce our non-fixed costs to fund our operations and are likely to need to obtain additional funding from external sources.  We believe that our business plan including our anticipated funding activities is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

The Company has already commenced the financing process as part of its core strategy to pursue a combination of roll-up acquisition and organic development.  We have started discussions with investment banks to assist with the financing, which we expect to raise a non-registered equity placement.  There can be no assurance that these efforts will be successful and the uncertainty about our ability to obtain sufficient additional capital raise doubt about our ability to continue as a going concern.  We have also identified a range of targets which align with the Group strategy, typically cash generative and with existing successful product launches within one of the core areas of online browser, social network games and mobile game applications.  In addition to needing additional capital in the short term, we will need to raise additional capital over the long-term in order to implement our business plans beyond the next twelve months.

Any additional equity financing may be dilutive to shareholders and the Company will be required to raise additional capital on terms which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to obtain capital or is required to raise it on undesirable terms, it may have a material adverse effect on the Company's financial statements.

Separately, the Company can take steps to reduce its costs and conserve cash.  Management has a number of actions available which could reduce costs, however is focused on generating revenue and achieving the combined organic and acquisition business strategy.

Lastly, recent distress in the financial markets has resulted in extreme volatility in security prices, diminished liquidity and credit availability and declining valuations of certain investments. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position or liquidity during the first nine months of 2010. If the national or global economy or credit market conditions in general were to deteriorate in the future, it is possible that such changes could adversely affect our ability to obtain additional external financing.

Operating cash flows
We had operating cash (outflows)/inflows in the nine months ended September 30, 2010 of $(2,177,223), $183,052 in the nine months ended September 30, 2009, and $(2,619,219) in the period from inception June 1, 2009 to September 30, 2010.  Our primary uses of cash have been for developing our software products and our technology platforms, marketing expenses, employee compensation and working capital. The cash we receive has been expended in the furtherance of growing our business, including those purchased from gimme5games.com, and establishing our software.  In the period from inception June 1, 2009 to September 30, 2010 and for the nine months ended September 30, 2010 we have received cash inflows of $16,677 and $13,687 as a result of revenues from products respectively, but as we complete the development of new products and release these to the market, we expect our revenues to increase.

We currently have future commitments on external game development and licensing of up to $300,000 for the twelve months ending September 30, 2011, which may be funded from existing resources.

Investing cash flows
We had investing cash outflows in the nine months ended September 30, 2010 of $397,622, $487,072 in the nine months ended September 30, 2009, and $890,819 in the period from inception June 1, 2009 to September 30, 2010. We had cash outflows of $23,595 for property and equipment and $374,027 for capitalized intangible fixed assets. We had outflows of $38,952 for property and equipment and $851,867 for capitalized intangible fixed assets in the period from inception (June 1, 2009) to September 30, 2010, which included outflows of $224,896 paid as part of the consideration for the gimme5games.com assets.

Financing Activities
During the nine months ended September 30, 2010, there were financing cash inflows of $4,653,584.  During the period from inception June 1, 2009 to September 30, 2010, we received net cash inflows from funding activities of $5,832,316 from the issuance of shares to various investors and after payment of contingent consideration of $65,616 in the nine month period ended September 30, 2010.

These financing cash inflows resulted from: a) the issuance of an additional 4,528,000 shares of common stock of $0.001 par value for $1.00, which generated additional net funding of $4,419,200 (gross funding of $4,528,000 less issue costs of $108,800), and b) a $300,000 deposit received in July for in respect of a share subscription completed in November 2010.

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

Based upon an evaluation conducted for the period ended September 30, 2010, Mark Opzoomer, who served as our Chief Executive Officer and Rob Gorle, who served as our Chief Financial Officer as of September 30, 2010 and as of the date of this Report, have concluded that as of the end of the period covered by this report, controls were ineffective and as such we have identified the following material weaknesses:

Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control, and the need for additional specific US GAAP expertise related to changes in filing requirements.

Management believes this assessment was not unreasonable for a start-up company in development stage which had just completed a significant reverse capitalization transaction, and has taken the following actions which they expect will enable the company to remediate the material weaknesses:

1.	Creation of permanent role for a member of accounting staff with US GAAP and SEC reporting experience. This role was already filled at the time of the last quarter return.

2.
The Company has started a wide-ranging SOX review and implementation process.  We have completed the first step, which was a detailed documentation and assessment of the internal controls cycles at entity and activity level.

3.	We are now in the stages of implementing additional controls where we have identified potential improvements.

We expect to complete the implementation stage and testing to be complete by the end of the year in order to provide the necessary documentation and assurance over our internal controls.

(b)   Changes in internal control over financial reporting. As detailed above, a review is under way, and incremental processes are being put in place to improve the controls over financial reporting.  Other than this, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been in further correspondence with a competitor on a number of occasions since a original letter received on July 6 2010 alleging trademark infringement in the website layout (since also said to be a copyright infringement) and copyright infringement on one game, which is no longer on our website.  The Company still believes the allegation is without merit and has responded appropriately.  No proceedings have been instituted and no amounts have been recorded as it is still not considered probable.

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

 Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information.

As described more fully in Note 2 of the Notes to Condensed Consolidated Financial Statements, we have identified certain immaterial restatements of the balances of individual line items within our consolidated statement of operations for annual period and our condensed consolidated statements of operations for certain quarterly periods.  When these line items from the affected prior periods are required to be disclosed in future periodic reports, we will present the individual balances both as originally reported and as restated, as explained below.  In addition, we have presented below the restated information for the three months ended March 30, 2010 and six months ended June 30, 2010 for the reader’s ease of reference.

The restatements impacted only line items within the statement of operations and do not result in any change in the net loss or net loss per common share from the amounts previously reported.  The restated line items do not have any impact on the balance sheets, changes in stockholders’ equity and other comprehensive loss or statements of cash flows for any period. We do not consider any of these immaterial restatements to be material.

Immaterial restatement of Statement of Operations presentation

The "As Reported" amounts presented below reflect the impact of immaterial reclassifications described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

The following table displays the affected line items on the consolidated statements of operations for the year ended December 31, 2009 the three months ended March 31, 2010 and the six months ended June 30, 2010, which will be restated as follows (in thousands) when the relevant 2010 and 2011 Form 10-K and Form 10-Q’s are filed.

	June 1, 2009 (Inception) to December 31, 2009	June 1, 2009 (Inception) to December 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010	Six Months Ended June 30, 2010	Six Months Ended June 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Cost of goods sold	68,404	746	75,877	4,510	131,682	11,880
Research & Development	209,315	272,985	150,818	210,162	295,978	402,606
Sales & Marketing	62,560	66,157	36,222	48,246	56,338	72,788
General & Administrative	531,391	531,783	289,505	289,505	660,250	656,975

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

Signature	Title	Date

/s/ Mark Opzoomer	President,	November 15, 2010
Mark Opzoomer	Chief Executive Officer

Signature	Title	Date

/s/ Rob Gorle	Chief Financial Officer	November 15, 2010
Rob Gorle