Form 10-K
period 2010-12-31
Expedite 5 Inc
filed 2011-04-14
CIK 1415598

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

EXPEDITE 5, INC.
 (Exact name of registrant as specified in Charter)

Delaware	000-52869	27-2617472
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

21 Arlington Street, London SW1A 1RN United Kingdom
(Address of principal executive offices)
+44 (0) 207 491 6414
 (Registrant’s telephone number, including country code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2010, was: $0
Number of shares of the registrant’s common stock outstanding as of April 13, 2011 was: 13,755,500

Cautionary Statement regarding Forward-Looking Statements
Portions of this Annual Report of Expedite 5 Inc. on Form 10-K, and the information appearing under "Business” and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" contain forward-looking statements and involve uncertainties that could materially affect the expected results of operations, liquidity, cash flows and business prospects.  Words such as "estimate," "may," "might," "anticipates," "believes," "expects," "plans," “intends," “objectives” and similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only to the date of this report.

PART I

ITEM 1   BUSINESS

Company Overview and Corporate History

Expedite 5 Inc. (hereinafter referred to as “we”, “us”, “our”, the "Company", "E5", or the “Registrant”) was incorporated in the State of Delaware on September 27, 2007. Zattikka Limited ("ZL" or "Zattikka"), was incorporated in September 2007 and commenced operations on June 1, 2009.

On September 18, 2009, Zattikka acquired the assets of gimme5games.com which comprised a catalogue of 60 flash browser games, and licenses for a further 40 games.  Zattikka also acquired various software tools and technologies and a number of web domain names.  The total consideration for the asset acquisition consisted of $159,280 cash plus contingent consideration of up to $318,560 dependent on a set of traffic targets on gimme5games.com in the 15-month period ending June 2011.  The asset acquisition was funded by Zattikka issuing shares to various investors for an aggregate cash consideration of $1,178,732 between September 18, 2009 and December 14, 2009.

On June 24, 2010, Zattikka transacted a share exchange with Zattikka Holdings Ltd (“ZHL”) on a one-for-one basis. On June 30, 2010 ZHL completed the acquisition of the Company through a share exchange of 100% of the share capital of ZHL. We issued 7,480,000 shares of our common stock to the ZHL shareholders. This transaction resulted in the former shareholders of Zattikka controlling the majority of the shares of the Company. This transaction was considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company, namely ZHL, for the net monetary assets of a shell corporation, namely the Company, accompanied by a recapitalization. The accounting is identical to that of a reverse acquisition, except that no goodwill or other intangibles is  recorded. As such, ZHL was considered the acquirer for accounting purposes and the Company was treated as the acquiree for accounting purposes, notwithstanding the legal form of the acquisition. Zattikka became a 100% subsidiary of ZHL on June 24, 2010.

We conduct substantially all of our operations through our wholly-owned UK subsidiary; Zattikka is headquartered in London, England, with a regional office in San Francisco, CA.

We are a development-stage company that is developing a range of Social Network Games (“SNG”) and Mobile Applications (“Mobile Apps”). We have developed and currently operate a number of direct to consumer websites including www.gimme5games.com and www.zattikka.com (our “Sites”), to offer our browser based games  to our customers on a worldwide basis. In addition, we distribute our Mobile Apps via the Apple and Android stores and our SNGs via the Facebook social network and partners. Our Sites and the information contained therein are not incorporated by reference into this annual report.

We have recognized that consumers of games are increasingly deciding to play their games on social networks and their mobile phones (and other mobile appliances such as tablets). We are developing our Sites and our digital game products to enable consumers to meet their gaming needs in the most convenient and cost-effective manner possible.

Industry Dynamics

We believe a structural change is taking place in the gaming industry. The change is two-fold: consumer gaming habits are shifting and industry dynamics are evolving. A number of factors are moving consumers away from traditional video games, itself an industry whose size eclipsed theatrical film/DVD and music several years ago. This is fuelled by an unparalleled widening of the consumer demographic, proven monetization methods (virtual currency/micro transactions), the gaming power harnessed in smart phones and tablets, and connection via the social networks such as Facebook, Yahoo! and MySpace.

Material Contracts

We have multiple supplier contracts for the supply of work-for-hire development resources to develop games. We therefore have no dependence on one or a few major suppliers.

Our platform is agnostic in terms of the online distribution of our products and we therefore have no dependence on one or a few major customers. However, we rely in varying degrees on the continuance of our distribution and marketing contracts with Apple, Mochi Media, Facebook, Android, Blackberry, Yahoo!, Nokia, Flash Game License and others in the sector.

Target Markets

As an online and mobile distributor of games, our objective is to create a global reach. We currently distribute games by hosting on our own website and on third-party websites, and by providing downloads for mobile handsets through application stores such as Apple and Android.  Since the acquisition of the gimme5games.com catalogue of games, our browser and mobile applications have been played by users across the world and our websites have received visitors from over 200 countries. However, our principal markets are, and we expect to remain, the United States and the United Kingdom, adapting products as we go forward for the Spanish speaking, French and German markets. We also plan to sell some game rights in Japan.

Prime Revenue Sources

We monetize our products using the current techniques in the online and mobile games sector which include:

-	Sales of products through Apple, Android, Blackberry and Nokia or via a distributor to those markets on a selective product by product basis.
-	Sale of advertising space.

Other monetization methods we are considering for the future may include the following:

-	Sales of virtual goods/game play enhancers within browser games, virtual worlds and portals.
-	Sales via micro transactions to and between players on social networks.
-	Sales of subscriptions to our sites.
-	Sales of extra levels, unlockables, collectables, velvet rope areas, pay to play on and similar.

Competitive Strengths

We believe we have a seasoned team encompassing internet, video games and mobile competences. We believe we have been strengthened by a Chairman and Board Members with extensive experience in roll-up financing, acquisition, growth and exit. They also have experience and a contact base that includes film, television and banking.

Our scalable, efficient operating structure allows us to expand our operations easily without significantly increasing our fixed costs, notwithstanding that very high traffic numbers and transactions require moderation/community overhead infrastructure in terms of service and user support.

Our income is characterized by high-volume, low-value transactions, collected from several virtual and real payment partners on the internet. Having built the initial infrastructure, we expect that we will require little incremental cost to add transactions to our network.

Competition

The industry in which we  operate is rapidly evolving and intensely competitive, and we expect competition to intensify in the future.  We expect competition to increase because of the business opportunities presented by the growth of all gaming sectors. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

The companies in our industry are continually introducing new products and services. In many cases, competitors may have longer operating histories, more customers, greater financial strength, more name recognition, and larger technical teams. These competitors may be able to attract customers more easily because of their financial resources and existing awareness in the market. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies and increase international competition.

We compete in the highly competitive digital games advertising industry that is dominated by large well-known companies with established names, solid market niches, wide arrays of product offerings and marketing networks.  Our largest competitors include a variety of digital game website publishers and networks that provide online competition to Zattikka, including Zynga, Playdom, and AddictingGames.com.

Companies who provide similar products through social network partners, such as Zynga, could seek to disrupt our exclusive brand license agreements. However, each of our competitors could also be partners in co-promotion of our exclusive branded products.

Our competitors who have not done so already may be able to enter into the field by developing websites to promote digital game products. However, most may be limited in their ability to create, promote and manage new and exclusive branded product relationships. Additionally, with Rapide, our portal stamper technology, and the ability to create multiple game portals for games developers who sign up, we believe that we are well positioned with significant barriers to entry for potential competitors in this area.

Intellectual Property, Patent Licensing and Operations

The Company has developed an in-house technology, Rapide, our portal stamper, which allows for rapid deployment of branded (demographic targeted) niche sites. It harnesses a shared core infrastructure and social integration connection/migration/community viral mechanic to cross-promote games, sites and apps across all of our sites. We plan to create a user-customised micro site generation tool based on Rapide, which could be monetized by revenue share, from these micro sites.

Our intellectual property is developed significantly each month.  Since inception, we have developed and launched games, and we are examining a number of IP acquisitions to integrate and further our market penetration. Some are owned by the developer or an intellectual property owner where development of the games was outsourced to a third party. In such cases we will obtain licenses to commercialize the finished product.

In 2010, we entered into game development agreements (“Agreements”) with two developers for the development of ‘Monty Python’s Ministry of Silly Games’ and Wheelers and Dealers, both of which are SNGs. As of the date of this filing all contractual payments have been completed. We have recorded $548,448 and $0 as advances for royalty payments relating to our game development agreements as of December 31, 2010 and 2009.

The Agreement for Wheelers and Dealers includes recoupable royalty arrangements whereby the contractual payments made under the terms of the Agreement constitute an advance against the royalties and accordingly they are deducted from any royalties payable until the contractual costs are fully recouped. The royalty rate was 40% of net receipts which has later reduced down to 25% and is applicable over a 5year period starting from December 2010.

The royalty arrangement for Monty Python requires us to pay 5% of net receipts each month to the developer. The arrangement starts when the game is commercially exploited.

Government Regulations

Our operations are subject to various governmental regulations which cover many issues, such as user privacy, taxation, advertising, intellectual property rights and information security.

Data collection, protection, security and privacy issues are a growing concern in the U.S., and in many countries around the world. Government regulation is evolving in these areas and could limit or restrict the Company's ability to market its products and services to consumers, increase the Company's costs of operation and lead to a decrease in demand for our products and services. US Federal, state and local governmental organizations, as well as foreign governments and regulatory agencies, are also considering legislative and regulatory proposals that directly govern internet commerce, and will likely consider additional proposals in the future.

We do not know how courts will interpret laws governing internet commerce or the extent to which they will apply existing laws regulating issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet. The growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws that may impose additional burdens on companies that conduct business online.

Environmental Regulations

The Company has incurred no, and does not expect to incur, material expenditures or obligations related to environmental compliance issues.

Research and Development

We place substantial emphasis on new product development and believe that continued investment in game development is required to maintain and improve our competitive position.

During the period from inception on June 1, 2009 to December 31, 2010 we spent $1,864,840 on research and development of which $796,304 was capitalised.  We incurred $1,591,855 and $272,985 on research and development prior to capitalisation, for the December 31, 2010 and 2009 fiscal periods respectively. This is primarily staff costs and outsourced development incurred for the development of internal platforms infrastructure, including the Rapide platform, and for development of new game products for release.

Employees

As of December 31, 2010, we had nineteen full-time employees and five independent contractors who perform various services for us.  We also engage consultants, independent sales representatives, investor relations, accounting and legal services.

ITEM 1A   RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

We have a license on serviced office space for our principal executive offices currently located at 48 Charlotte Street, London, W1T 2NS, United Kingdom. We also have an office facility in San Francisco which is referred to as our satellite office.

Our corporate and satellite office are all leased or licensed properties. Our lease and serviced office commitment is cancellable with 3 months notice. We do not own any real estate. Our existing properties satisfy our current operating needs however we will seek additional space in the event our existing properties are unable to meet our operating requirements in the future.

ITEM 3.    LEGAL PROCEEDINGS

Our corporate and satellite office are all leased or licensed properties. Our lease and serviced office commitment is cancellable with 3 months notice. We do not own any real estate. Our existing properties satisfy our current operating needs however we will seek additional space in the event our existing properties are unable to meet our operating requirements in the future.

As of the date of the filing of this Form 10-K, we are not a party to any litigation matters.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent sales of Unregistered Securities

Pursuant to the Share Exchange, on June 30, 2010, we issued 7,480,000 shares of common stock to individuals and entities as designated by the ZHL Shareholders in exchange for 100% of the outstanding shares of ZHL. Such securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On November 2, 2010, the Company consummated a subscription agreement originally dated May 6, 2010 with an accredited investor pursuant to which the Company agreed to issue and sell to the investor and the investor agreed to purchase from the Company an aggregate of 500,000 shares of Common Stock, par value $0.001 per share of the Company.

Market Information

A registrant that qualifies as a smaller reporting company is not required to provide the Performance graph required in paragraph (e) of Item 201. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our common stock is not quoted on any public market.

Holders of Record

On December 31, 2010, the Company had 31 holders of record of our common stock.

Dividends

We have not paid dividends since inception and intend to retain any earnings to finance the expansion and operations of our business. We do not anticipate paying any cash dividends with regard to cash generated through our normal operations in the foreseeable future. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General

Our Company competes in the games publishing business encompassing browser, social media, internet-enabled TV and distributed devices games.  We believe our competitive thrust comes from creating a team of highly successful individuals from the world of video games, internet (commercial, financial and engineering) and mobile coupled with a seasoned knowledge of the licensing world and having access to highly placed individuals, within movie studios, TV, music and celebrity media.

The Company operates on the social network, Mobile Apps and browser platforms in preparation for the roll-up acquisition strategy.  The Company is based in London, UK, operating from serviced offices under a license agreement to December 2011.

To further take advantage of this disruptive point in the industry, we expect to evolve from organic to an acquisition and roll-up growth strategy in 2011 and beyond.  Our goal is to create a large scale, diverse and revered games company. We have no material operating income yet and, as a result, we will depend upon funding from various sources to continue our operations beyond December 31, 2011 and to implement our growth strategy. The consolidated financial statements have been prepared under the going concern assumption.  As discussed in the liquidity and capital resources section and note 2 we believe we have a viable plan to implement our organic growth and acquisition roll-up strategy.

Trends in Our Business

A number of factors are moving consumers away from traditional video games, itself an industry whose size eclipsed theatrical film/DVD and music several years ago. This is fuelled by an unparalleled widening of the consumer demographic, proven monetization methods (virtual currency/micro transactions) and the gaming power harnessed in smart phones and tablets, and connection via social networks primarily Facebook.

Recent Developments and Overview

Following the implementation of the new group structure in June 2010, the Company has been focused on two core strategic areas (a) its roll-up acquisition strategy, and (b) to further build its organic skill set and intellectual property (“IP”) catalogue in order to provide accelerators to the new group.

The roll-up acquisition strategy is now in advanced stages.  Since Q2 2010, the Company has reviewed more than 80 potential acquisition targets and is making progress with the intention of  signing letters of intent with six of these, across the three platform areas of ‘Social’ ‘Mobile’ and ‘Browser’, as the foundation for the new group.

Our organic growth plan saw the development of various SNGs and distributed device Mobile Apps covering iPhone, iPad and Android, to build skills and IP in these areas. A Beta version of the first SNG game, Wheelers and Dealers, an original SNG product played through Facebook, was released in the fourth quarter of 2010. The other major release under development is Ministry Of Silly Games, a virtual world played initially through the browser, based on Monty Python’s Flying Circus with collaboration of some of the original Pythons.

In addition, we have released a series of Mobile Apps including the first in a series based on the Mr Bean live action and cartoon sketches, ‘Mr. Bean – Out of Control’, and a number of others based on successful browser games including ‘Prism – Light the Way’, ‘Butt Scan’, and ‘Isoball 2’.  We have a number of further releases under development which we expect to release  in the second quarter of 2011including ‘Now Boarding’ and ‘Scratch Card’. We will continue our strategy of being platform and distribution agnostic and expect to release most mobile products across the key Smartphone platforms, usually using browser metrics/user feedback as the test bed.

During the 2010 period we continued to source iconic intellectual property that can be adapted to social network games or mobile play. We are also in discussion with a number of Hollywood studios regarding selected IP.

Products and People

As part of the organic accelerator growth strategy, we have strengthened our marketing and technical teams and established a United States base with our San Francisco office. A team of experienced technicians joined the company from Qualcomm, to work with Paul Schulz, Chief Technology Officer, on platform development, data collection/payment systems for the SNGs and the portal businesses and Joel Breton, Director of Content at MTV’s Addicting Games joined the Company as EVP – North American Operations to establish operations in the San Francisco Bay Area.

We have developed an in-house technology, Rapide, which allows for rapid deployment of branded (demographic targeted) niche sites. It harnesses a shared core infrastructure and social integration connection/migration/community viral mechanic to cross-promote games, sites and apps across all of our sites. We plan to create a user-customized micro site generation tool based on Rapide, which could be monetized by revenue share from these micro sites.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Some of the critical accounting estimates are detailed below.

Intangible Assets and Impairment

On September 18, 2009, we acquired the intangible assets of gimme5games.com (“g5g”). The intangible assets were recorded at the fair value of the cash consideration paid and contingent consideration expected to be paid.  The finite-lived intangible assets are recorded at fair value of consideration paid less accumulated amortization.  Amortization of acquired domain names, game catalogues and the tools and technology acquired is  computed using the straight-line method over two years.

We periodically evaluate whether events and circumstances have occurred that indicate the carrying value of assets may not be recoverable. When factors indicate that assets should be evaluated for impairment, we use an estimate of the related operation’s undiscounted cash flows over the remaining life of the assets as compared to the carrying value of the assets to determine whether impairment exists. We generate this cash flow data using assumptions of average revenue per user, daily active users and daily average revenues per paying user. These assumptions are based upon data derived from various industry sources for similar games to those produced by the Company.

Management recorded $69,136 and nil impairment charges for the years ended December 31, 2010 and 2009 respectively and $69,136 for the period from inception June 1, 2009 to December 31, 2010.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values and select appropriate discount rate that reflects the risk inherent in future cash flows.

Research and Development Expense

Research costs have been expensed as incurred. Direct costs incurred during the development phase are capitalized as detailed below in “Software Development Expenditure”. Direct costs comprise salary and subcontracted costs of developing new games and software.

Judgments will be necessary to decide whether research and development should be capitalized rather than expensed in the period incurred, and over what period it should be amortized.  This would affect the value of intangible fixed assets and the amortization charge across different accounting periods.  As a result of these assumptions and estimates the amount of research and development expense and amortization could be impacted across different periods.

Software Development Expenditure

All costs incurred to establish the technological feasibility of a computer software product to be sold are expensed as incurred. Software development costs are capitalized from the date at which technological feasibility has been established and amortized over the estimated “useful economic life” (UEL) of the product or game, which management has estimated to be two years, once the product is ready for  its intended use and available for release to customers.

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

Warrants

We have used the Black-Scholes-Merton formula to estimate the fair value of warrants issued. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula. We assumed the warrants had an expected life of half a year , and assumed Common Stock volatility of 69%. Higher estimates of volatility and expected life increase the value of an option. Given the absence of an active market for our common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including recent private share offerings and recent reverse recapitalization. We have based the volatility on the computer games software industry sector due to our limited trading history.

Recent Accounting Pronouncements

Refer to footnote 3 for details of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following table sets forth key components of our results of operations for the periods indicated, in dollars. The discussion following the table is based on these results.

	Year ended December 31, 2010	Period ended December 31, 2009	Period from Inception (June 1, 2009) to December 31 2010

Revenue	$35,568	$2,989	$38,557

Cost of goods sold	196,916	746	197,662
Research and development	795,551	272,985	1,068,536
Sales and marketing	525,058	66,157	591,215
General and administrative	2,166,300	531,782	2,698,082

Loss from operations	(3,648,257)	(868,681)	(4,516,938)

Interest income	5	228	233

Net loss before income taxes	(3,648,252)	(868,453)	(4,516,705)

Income tax	-	-	-

Net loss	$(3,648,252)	$(868,453)	$(4,516,705)

Revenues were $35,568 and $2,989 for the periods ended December 31, 2010 and 2009, respectively. The changes in revenues for the year ended December 31, 2010 reflected the early stage development of the Company and releases of Mobile Apps, SNG and browser products during the year.

Cost of Goods Sold was $196,916 and $746 for the periods ended December 31, 2010 and 2009, respectively. The changes in costs of goods sold for the year ended December 31, 2010 reflected increased user traffic on our websites and amortization of capitalized software development products.

Research and Development costs were $795,551 and $272,985 for the periods ended December 31, 2010 and 2009, respectively. The changes in research and development costs for the year ended December 31, 2010 reflected an increase in product pipeline including Mobile Apps, SNG and browser products.

Sales and Marketing costs were $525,058 and $66,157 for the periods ended December 31, 2010 and 2009, respectively.  The changes in sales and marketing costs for the year ended December 31, 2010 reflected a ramp-up of business operations including a number of small marketing campaigns to drive users to our Mobile Apps, SNG  and browser products.

General and Administrative costs were $2,166,300 and $531,782 for periods ended December 31, 2010 and 2009, respectively.   The changes in general and administrative costs for the year ended December 31, 2010 included a ramp-up of key operational support for the production, technology and marketing teams and corporate activities including the reverse recapitalization, the implementation of the new group structure, and the first stages of execution of the acquisition roll-up strategy.

LIQUIDITY AND CAPITAL RESOURCES

Financial condition, Liquidity and Capital Resources

Our cash balance as of December 31, 2010 was $838,796. Our total current assets as of the reporting date amounted to $1,654,886 and total current liabilities were $985,826 resulting in a net working capital of $669,060. We incurred a net loss and revenues for the twelve month period ended December 31, 2010 of $3,648,252 and $35,568 respectively, and an accumulated deficit and revenues from inception to December 31, 2010 of $4,516,705 and $38,557 respectively. To date, we have raised $712,500 as part of a private placement.

We are in advanced stages of our financing process as part of our core strategy to pursue a combination of roll-up acquisition and organic development.  We engaged an investment bank in December 2010, to assist with the financing, which we expect to raise a non-registered equity placement.  We are now focusing on finalising the investment syndicate structure and terms.  We are in advanced stage discussions with a number of candidates to lead or participate in the round, plus a number of strategic media companies.  Once the terms are agreed to we will proceed with further due diligence processes which typically take a further 6-10 weeks to complete.  We anticipate that subject to any delays, the financing process could be completed by the end of June 2011.

The investment proposal is based on the acquisition of a number of companies to create greater value for the Company.  We have considered over 80 potential targets which align with our strategy, typically cash generative and with existing successful product launches within one of the core areas of online browser, social network games, and mobile game applications.  We currently have signed letters of intent to acquire a number of targets and others under discussion. Once the investment process is completed, we will complete on a number of these acquisitions and commence integration into the group.

The Board of Directors has approved an alternate forecast scenario for the period to December 31, 2011, in case the financing process is unsuccessful or delayed. The forecast scenario approved by the Board for the period to December 31, 2011 includes a number of key assumptions. This forecast scenario assumes continuing cash flows for this period to cover our core commitments. The Company has also taken steps to decrease its average monthly burn rate during the first quarter of 2011 by implementing various cost reduction strategies and will be able to implement further strategies in the future if required. This scenario could lead to the impairment of assets held on the balance sheet as at December 31, 2010.

In making its going concern assessment, the Board of Directors has taken into account following:

- Company’s track record of past fundraising in 2010 and 2009
- Being in advanced discussions with potential investors
- A number of signed letters of intent (“LOI”) from targets and others under discussion
- Successful $712,500  interim capital raising in 2011
- Ability to control and reduce costs in the short term due to low level of contractual commitments

Whilst there can be no assurance that the above efforts will be successful and the uncertainty of our ability to obtain sufficient additional capital raises doubts about our ability to continue as a going concern, the Board of Directors believe that our business plan is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

Operating cash flows

We had operating cash outflows in the periods ended December 31, 2010 and 2009 of $3,398,466 and $748,967 respectively. In the period from inception (June 1, 2009) to December 31, 2010 we had operating cash outflows of $4,147,433.  Our primary uses of cash have been for developing our software IP including our technology platforms, employee compensation and legal and professional fees in connection with our roll-up acquisition financing and target company selection, as well as working capital. The cash we received has been expended in the furtherance of growing our business, including the assets purchased from gimme5games.com, and establishing our software IP and to progress the roll-up acquisition strategy.  In the period from inception on June 1, 2009 to December 31, 2010 and for the year ended December 31, 2010 we received cash inflows of $38,557 and $35,568 respectively as a result of revenues from software application products, but as we build the new Group structure and complete the development of new products and release these to the market, we expect our revenues to increase.

Investing cash flows

We had investing cash outflows in the periods ended December 31, 2010 and 2009 of $814,526 and $174,639 respectively, and $989,165 in the period from inception (June 1, 2009) to December 31, 2010. We had cash outflows of $23,595 for property and equipment and $790,931 for capitalized intangible fixed assets. We had outflows of $38,952 for property and equipment and $790,931 for capitalized intangible fixed assets in the period from inception (June 1, 2009) to December 31, 2010, which included outflows of $224,896 paid as part of the consideration for the gimme5games.com assets.

Financing Activities

During the periods ended December 31, 2010 and 2009, there were financing cash inflows of $4,853,584 and $1,178,732, respectively.  During the period from inception (June 1, 2009) to December 31, 2010, we received net cash inflows from financing activities of $6,032,316 from the issuance of shares to various investors, less a payment of contingent consideration relating to the acquired gimme5games intangibles of $65,616 in the year ended December 31, 2010.

These financing cash inflows resulted from: a) the issuance of an additional 4,528,000 shares of common stock of $0.001 par value for $1.00, which generated additional net funding of $4,419,200 (gross funding of $4,528,000 less issue costs of $108,800), and b)  $500,000 in respect of a share subscription completed in November 2010.

This funding will allow the Company to continue to develop its portfolio of games to further establish its revenue streams and to progress the roll-up acquisition strategy.  It is the intention that this funding will be used to provide working capital for short-term and long-term cash flow in the period until the business is cash-generative.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements and that these forward-looking statements are necessarily speculative.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A smaller reporting company is not required to provide the supplementary financial information required by this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our accountants in 2010. Our previous accountants, Gately & Associates, LLC, were dismissed on June 30, 2010.   Deloitte LLP has been appointed as our principal accountants following the departure of Gately & Associates LLC.

We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of our fiscal year ended December 31, 2010. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms.

Changes in Internal Controls

We reported a material weakness in our internal control system in our quarterly report for the period ended September 30, 2010. This was due to a lack of sufficient accounting staff, which resulted in a lack of segregation of duties necessary for a good system of internal control, and the need for additional specific US GAAP expertise related to changes in filing requirements. Since then we have created and filled a permanent role for a member of accounting staff with US GAAP and SEC reporting experience.

We completed our SOX review and implementation process which was reported as ongoing at the time of filing our Form 10-Q for the period ended September 30, 2010 and has remediated our material weakness.

Other than this, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an evaluation of the effectiveness of the systems of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, our management concluded that our system of internal control over financial reporting was effective as of as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public account pursuant to the Securities and Exchange Commission Act that permits the company to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following discussion sets forth information regarding the executive officers and directors of the Company at December 31, 2010. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting.  Provided below is a brief description of our directors’ and executive officers’ business experience during the past five years and an indication of directorships they have held in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Harald Ludwig	56	Chairman
Mark Opzoomer	52	President and Director
Tim Chaney	54	Chief Executive Officer and Director
Rob Gorle	37	Chief Financial Officer and Secretary and Director
Ian Milbourn	34	Director

Currently there are no employment contracts between the Company and its directors and executive officers.

The Board of Directors met eleven times during 2010 and no member missed any such meetings.

Mr. Harald Ludwig Age 56, Chairman of the Board of Directors, Mr. Ludwig is co-Chairman of the Board of Lions Gate Entertainment (NYSE) and serves as Chairman of its Special Committee. He is President of Macluan Capital Corporation, a private equity investment firm, is a founding partner and Chairman of Bond Capital Partners in the UK and a founding partner of Balmoral Advisors in Los Angeles.  In addition, he serves on the boards of West Fraser Timber, Canadian Overseas Petroleum Limited and Prima Colombia Hardwood Inc., as a Governor of the British Columbia Children’s Hospital Foundation, and is on the Advisory Board of Tennenbaum & Company.

Mr. Mark Opzoomer, Age 52, President, and Director, co-founder of Zattikka. Mr. Opzoomer was previously CEO of Yahoo! Europe, Rambler Media Limited, a UK listed Russian internet media property, COO of Hodder Headline plc, a UK listed book publisher, Commercial Director of Sega Europe and Virgin Communications including Virgin Games. He is a non-executive director of UK-listed E1Entertainment Limited, Blinkx plc, and privately held Newbay Software Limited.

Mr Tim Chaney, Age 54, Chief Executive Officer and Director, co-founder of Zattikka.  Mr. Chaney has built successive video games companies into the largest of their era: U.S. Gold from start-up in 4 years between| 1985 and 1989 and Virgin Interactive Entertainment "VIE" between 1991 and 1996. VIE was sold to Blockbuster Corp. He later co-engineered a management buyout “MBO” of VIE from Viacom Corp.  He was cited as one of the 15 most influential video game executives in Europe by MCV, the leading trade publication.

Mr Rob Gorle, Age 37, Chief Financial Officer, Secretary and Director, Mr. Gorle previously spent seven years at Yahoo! in the UK and US, working in corporate operations finance and the audience business groups. Prior to that he spent three years at the venture capital backed software company Mediasurface plc.  He qualified as a Chartered Accountant with PwC in London.

Mr Ian Milbourn, Age 34, Director, Mr Milbourn is a founding partner at Notion Capital and is its Chief Financial Officer. He has a wealth of experience in corporate finance having led a number of key transactions during his career to date. Ian holds an honours degree in Business Management from University of Leeds and is a qualified accountant, who started his career at Ernst & Young working for their entrepreneurial services division, before moving to their M&A teams specializing in mid-market transactions. Ian joined MessageLabs in 2003 where he led transactions for both MessageLabs and Star covering financing and M&A, in both the UK and US markets.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding.
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

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

Corporate Governance
Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Delaware and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management, and by participating in meetings of the Board and its Committees.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Independence of Directors
The Board has adopted and continues to follow a set of Nominating and Corporate Governance Principles and Policies (the “Principles and Policies”), addressing, among other things, standards for evaluating the independence of our directors. Pursuant to these Principles and Policies, the Board concluded its annual review of director independence on March 21, 2011. After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors then serving on the Board are independent of us under the standards set forth in the Principles and Policies.

Committees of our Board of Directors
The Board has three committees: the Audit Committee (which was established in accordance with Section 3(a) (58) (A) of the Exchange Act; all Audit Committee members satisfy the independence standards of the Exchange Act), the Nomination Committee and the Remuneration Committee. Ian Milbourn (Chairman), Harald Ludwig, is the current members of the Audit Committee. Ian Milbourn and Harald Ludwig (Chairman) are members of Nomination Committee and Remuneration Committee.

Audit Committee

The Audit Committee consists of two non-employee directors, both of whom are “independent” as defined in the Principles and Policies and under the rules of the SEC. In addition, the Board has determined that Ian Milbourn, the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter. The Audit Committee met four times during 2010 and no member missed any such meetings of the Audit Committee. The role of the Audit Committee is as follows:

Reporting – reviewing all financial and non-financial reports to the market and to shareholders; reviewing significant reporting issues and judgements; reviewing accounting policies used and accounting standards followed and the clarity of presentation;

Internal controls – reviewing the effectiveness of the company’s internal controls and risk management systems in accordance with the applicable law or rule or regulations of the Sarbanes-Oxley Act of 2002;

Whistle blowing – reviewing the company’s policies and procedures for bringing to the attention of the board any concerns of employees regarding financial accounting, reporting controls and the application of ethical standards;

Internal audit – assessing the remit and effectiveness of the internal audit function; making sure it has adequate resources and access to information; approving the internal audit plan; reviewing its reports and management’s responsiveness to the findings; and

External audit – recommending the appointment, re-appointment or removal of the external auditors; overseeing the relationship with the external auditors including terms of engagement, fees, assessing their independence and objectivity; reviewing representation letters and management letters; agreeing the annual audit plan and reviewing the findings and effectiveness of the audit process.

Remuneration Committee

The Remuneration Committee consists of two non-employee directors.  The Remuneration Committee met once in 2010 and no members of the Committee missed such meeting. The role of the Remuneration Committee is to:

Make recommendations to the Board on the Company’s framework of executive Director’s remuneration;

Determine the remuneration of specific executive Directors in all its forms, drawing on outside advice as necessary;

Ensure that the executive Directors are fairly and appropriately rewarded for their individual contributions to the Group’s overall performance;

Advise on, and monitor, any performance related bonus or other incentive schemes, making sure that they support achievement of the Company’s strategy;

See that awards under the Group’s share option schemes and incentive plans, if any, while complying with the statutory and other requirements, are consistent with the Group’s overall performance and the performance of individuals and provide an additional incentive to management;

Ensure that there are appropriate pension arrangements (if any) for the executive Directors entitled to such arrangements;

Administer the Group’s share option schemes and incentive plans, if any;

Make recommendations in relation to their remuneration on any proposed appointment of an executive Director;

Approve contracts of employment or related contracts and material amendments thereto with executive Directors on behalf of the Company;

Determine terms of any compensation package in the event of the early termination of the contract of any executive Director;

Make recommendations to the Board regarding the contents of the Board’s annual report to shareholders on Directors’ remuneration;

Make recommendations to the Board on remuneration of non-executive directors.

Nomination Committee

The Nomination Committee consists of two non-employee directors. The Nomination Committee met once in 2010 and no members of the Committee missed such meeting. The role of the Nomination Committee is to:

Regularly review the size, structure and composition of the Board, determine what skills, knowledge and experience are required, compared to its current position and recommending any changes to the Board;

Consider succession planning for the Board and other senior roles;

Identify and recommend to the Board candidates to fill Board vacancies and for Committee membership;

Ensure non-executive Directors are able to make the necessary time commitment to the role;

Ensure that non-executive Directors receive letters of appointment setting out what is required of them; and

Make recommendations to the Board about the appointment, removal or continuation in office of any Director, whether on reaching a certain age, at the end of their original terms of appointment, when they are due to be re-elected by shareholders or at any other time.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers for the periods ended December 31, 2009 and  December 31, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Deferred Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Tim Chaney, CEO	2009 2010	122,792 238,891	-	-	-	-	-	-	122,792 238,891

Mark Opzoomer, President	2009 2010	98,234 211,420	-	-	-	-	-	-	98,234 211,420

Rob Gorle, CFO	2009 2010	25,713 123,708	-	-	-	-	-	-	25,713 123,708
Outstanding Equity Awards at Fiscal Year-End

We did not grant any options or awards to any of our named executive officers for the periods ended December 31, 2010 and December 31, 2009 nor did any of our executive officers exercise any such options or awards during such periods.

Retirement/Resignation Plans

We do not have any plans or arrangements in place regarding payments to any of our executive officers following such person’s retirement or resignation.

Director Compensation

Our directors will not receive a fee for attending each Board of Directors meeting or meeting of a committee of the Board of Directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending Board of Director and committee meetings.

Option Grants

We do not maintain any equity incentive or stock option plan. Accordingly, we did not grant options to purchase any equity interests to any employees or officers, and no stock options are issued or outstanding to any directors or officers.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers, employees and directors, including our Chief Executive Officer and senior executives. This Code of Ethics of the Company is incorporated by reference to our Form 10-K for the year ended September 30, 2009 Exhibit 14 filed with the SEC on October 29, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock of the Company, beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (2)

Mark Opzoomer c/o 21 Arlington Street London, United Kingdom SW1A 1RN	1,360,000	9.89%

Tim Chaney c/o 21 Arlington Street London, United Kingdom SW1A 1RN	1,700,000	12.36%

Rob Gorle c/o 21 Arlington Street London, United Kingdom SW1A 1RN	204,000	1.48%

Harald Ludwig c/o Macluan Capital Corporation Suite 940 1040 West Georgia Street Vancouver, B.C., V6E-4H1	-	-

Ian Milbourn c/o Notion Capital Suite 101, Eagle Tower Montpellier Drive, Cheltenham Gloucestershire, GL50 1TA United Kingdom	-	-

All Officers and Directors as a group (5 persons)	3,624,000	23.73%
(1) Common Stock of $0.001 par value.

(2) Based on 13,755,500 common shares issued and outstanding as of closing on December 31, 2010, including shares issued pursuant to the Closing Date.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated.  Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

In the event that we  transact business with any of our officers, directors or affiliates, or with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities.  Any such transactions will be effected on terms at least as favourable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Certain Relationships and Related Transactions

At December 31, 2010 contingent consideration of $247,536 (December 31, 2009: $318,560) was provided for, arising from the acquisition of the assets of gimme5games.  This amount is payable to three individuals who have since become employees. This balance is shown separately as contingent consideration on the face of the consolidated balance sheet.

At December 31, 2010 nil (December 31, 2009: $382) was outstanding from employees in respect of settlement for shares issued at par value prior to December 2009.

At December 31, 2010 $58,724 (December 31, 2009: nil) was due our officers in respect of December salaries.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Gately & Associates, LLC

For the Company’s prior fiscal year prior to the reverse recapitalisation we were billed approximately $1,250 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for the prior fiscal year.

Deloitte LLP

We have not been billed for professional services for the audit of our financial statements for the year ended December 31, 2010 as of the date of this filing. We were billed $66,494 for the review of financial statements and $118,568 for the audit of the initial registration forms filed with the Securities and Exchange Commission during our year ended December 31, 2010.

Tax Fees

Gately & Associates, LLC

For the Company’s prior fiscal year prior to the reverse recapitalisation we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

Deloitte LLP For the Company’s fiscal year ended December 31, 2010 we were billed $5,400 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Gately & Associates, LLC

For the Company’s prior fiscal year prior to the reverse recapitalisation we did not incur any other fees related to services rendered by our principal accountant.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10.1	Share Exchange Agreement by and among Expedite 5, Inc., Zattikka Holdings Ltd. and the shareholders of Zattikka Holdings Ltd*.

14.1	Code of ethics **

16.1	Letter from Gately & Associates, LLC dated June 30, 2010*

20.1	Agreement for the acquisition of gimme5games.com by Zattikka Limited*

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002 –included

31.2	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002-–included herein

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002–included herein

32.2	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 –included herein

* Previously filed as an exhibit on Form 8-K filed on July 6, 2010.

** Previously filed as an exhibit on Form 10-K filed on October 29, 2009

  EXPEDITE 5, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2010 and 2009

Financial Statements Table of Contents

CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet - as at December 31, 2010 and December 31, 2009	F-2

Consolidated  Statement of Operations - for the Years Ended December 31, 2010 and for the period from June 1, 2009 (Inception) to December 31, 2009 and for the period from Inception (June 1, 2009) to December 31, 2010
F-3

Consolidated Statement of Changes in Stockholders’ Equity and Other Comprehensive Loss for the Years Ended December 31, 2010 and for the period from June 1, 2009 (Inception) to December 31, 2009  and for the period from Inception (June 1, 2009) to December 31, 2010
F-4

Consolidated Statement of Cash Flow - for the Years ended December 31, 2010 and for the period from June 1, 2009 (Inception) to December 31, 2009 and for the period from Inception (June 1, 2009) to December 31, 2010
F-5

Notes to the Audited Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Expedite 5, Inc.

We have audited the accompanying consolidated balance sheet of Expedite 5, Inc. and its subsidiaries (a development stage company) (the “Company”) as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, consolidated changes in stockholders’ equity and other comprehensive loss, and consolidated cash flows for the year ended December 31, 2010 for the period from June 1, 2009 (date of inception) to December 31, 2009 and for the period from June 1, 2009 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Expedite 5, Inc. and its subsidiaries as of December 31, 2010 and December 31,2009, the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from June 1, 2009 (date of inception) to December 31, 2009 and for the period from June 1, 2009 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and deficit accumulated during its development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte LLP
London, England

April 13, 2011

EXPEDITE 5 INC.
(a Development Stage Company)
CONSOLIDATED BALANCE SHEET
As at December 31, 2010 and 2009
 (amounts in US Dollars)

ASSETS	December 31, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$838,796	$226,736
Accounts receivable, net of allowance for doubtful accounts $0	1,959	-
Tax receivables	109,461	37,135
Prepaid expenses and other current assets	704,670	14,877
Total current assets	1,654,886	278,748

Property and equipment, net	26,352	13,401
Intangible assets, net	820,920	411,611
TOTAL ASSETS	$2,502,158	$703,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$217,880	$38,460
Contingent consideration	247,536	318,560
Accrued expenses and other creditors	520,410	52,587
Total current liabilities	$985,826	$409,607

TOTAL LIABILITIES	$985,826	$409,607
Commitments and contingent liabilities – (Note 15)
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value Authorized: 50,000,000 Issued and Outstanding: none

Common Stock - $0.001 par value Authorized: 200,000,000 shares at December 31, 2010 and at December 31, 2009 Issued and Outstanding: 13,755,500 shares at December 31, 2010 and 7,480,000 at December 31, 2009	$13,756	$7,480
Additional paid-in-capital	6,045,087	1,171,642
Deficit accumulated during the development stage	(4,516,705)	(868,453)
Accumulated other comprehensive loss	(25,806)	(16,516)
TOTAL STOCKHOLDERS’ EQUITY	1,516,332	294,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,502,158	$703,760

The accompanying notes are an integral part of these consolidated financial statements.

 EXPEDITE 5 INC.
(a Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010 and for the period June 1, 2009 (Inception) to December 31, 2009 and for the Period From
Inception June 1, 2009 to December 31, 2010
(amounts in US Dollars)

	Year Ended December 31,	June 1, 2009 (Inception) to December 31,	Period from Inception (June 1, 2009) to December 31,
	2010	2009	2010

Revenue	$35,568	$2,989	$38,557

Cost of goods sold	196,916	746	197,662
Research and development	795,551	272,985	1,068,536
Sales and marketing	525,058	66,157	591,215
General and administrative	2,166,300	531,782	2,698,082

Loss from operations	(3,648,257)	(868,681)	(4,516,938)

Interest income	5	228	233

Net loss before income taxes	(3,648,252)	(868,453)	(4,516,705)

Income tax	-	-	-

Net loss	$(3,648,252)	$(868,453)	$(4,516,705)

Net loss per common share:
Basic	$(0.29)	$(0.16)	$(0.46)
Diluted	(0.29)	(0.16)	(0.46)

Weighted average common shares outstanding:
Basic	12,407,037	5,281,166	9,773,295
Diluted	12,407,037	5,281,166	9,773,295

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITE 5 INC.
(a Development Stage Company)
 CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
For the Year Ended December 31, 2010 and for the period June 1, 2009 (Inception) to December 31, 2009 and for the Period From
Inception June 1, 2009 to December 31, 2010
 (amounts in US Dollars)

	Common Shares of $ 0.001		Additional Paid-in Capital Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	US $	US $	US $	US $	US $
BALANCE – June 1, 2009 (INCEPTION)	-	-	-	-	-	-
Issuance of 170,000 Common shares	170,000	170	(150)	-	-	20
Currency translation adjustment (Tax effect Nil)	-	-	-	-	(6)	(6)
Comprehensive loss	-	-	-	-	-	(6)
Issuance of 2,890,000 Common shares	2,890,000	2,890	(2,619)	-	-	271
Issuance of 4,420,000 Common shares	4,420,000	4,420	1,174,411	-	-	1,178,831
Net loss				(868,453)		(868,453)
Currency translation adjustment (Tax effect Nil)	-	-	-	-	(16,510)	(16,510)
Comprehensive loss						(884,963)
BALANCE - December 31, 2009	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153

BALANCE - January 1, 2010	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153
Recapitalization (see Note 3)	5,775,500	5,776	4,373,945	-	-	4,379,721
Issuance of 500,000 Common shares	500,000	500	499,500	-	-	500,000
Net loss				(3,648,252)		(3,648,252)
Currency translation adjustment (Tax effect Nil)	-	-	-	--	(9,290)	(9,290)
Comprehensive loss	-	-	-	-	-	3,657,542
BALANCE - December 31, 2010	13,755,500	13,756	6,045,087	(4,516,705)	(25,806)	1,516,332

The accompanying notes are an integral part of these consolidated financial statements.

EXPEDITE 5 INC.
(a Development Stage Company)
 CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010 and for the period June 1, 2009 (Inception) to December 31, 2009 and for the Period From
Inception June 1, 2009 to December 31, 2010
 (amounts in US Dollars)

	Year Ended December 31, 2010	June 1, 2009 (Inception) to December 31, 2009	Period From Inception (June 1, 2009) to December 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(3,648,252)	$(868,453)	$(4,516,705)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation	9,108	2,010	11,118
Amortization	301,977	68,076	370,053
Impairment	69,136	-	69,136
Changes in operating assets and liabilities
- Accounts receivables	(2,003)	-	(2,003)
- Tax receivables	(75,982)	(38,171)	(114,153)
- Prepaid expenses and other current assets	(705,490)	(14,901)	(720,391)
- Accounts payable	151,898	39,532	191,430
- Accrued expenses and other creditors	501,142	62,940	564,082
Net cash used in operating activities	(3,398,466)	(748,967)	(4,147,433)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(23,595)	(15,357)	(38,952)
Purchase of gimme5games assets	-	(159,282)	(159,282)
Purchase of other intangible fixed assets	(790,931)	-	(790,931)
Net cash used in investing activities	(814,526)	(174,639)	(989,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of shares during 2009 net of issuance costs of $58,388	-	1,178,732	1,178,732
Proceeds received for issuance of 500,000 shares	500,000	-	500,000
Payment of contingent consideration relating to acquired intangibles	(65,616)	-	(65,616)
Proceeds from reverse recapitalization	4,419,200	-	4,419,200
Net cash provided by financing activities	4,853,584	1,178,732	6,032,316

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(28,532)	(28,390)	(56,922)

NET INCREASE IN CASH AND CASH EQUIVALENTS	612,060	226,736	838,796

CASH AND CASH EQUIVALENTS
At beginning of period	226,736	-	-

At end of period	$838,796	$226,736	$838,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Contingent consideration payable in respect of acquired intangibles	247,536	318,560
Net liabilities, excluding cash, from the recapitalization transaction	-	-	-
Interest received	5	228	233

The accompanying notes are an integral part of these consolidated financial statements

EXPEDITE 5 INC.
(a Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Business Activities

In the consolidated financial statements, “the Company” “E5,” “we,” “us” and “our” refer to Expedite 5, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation. The Company was incorporated in September 2007 and commenced operations on June 1, 2009.

On June 24, 2010, Zattikka transacted a share exchange with Zattikka Holdings Ltd. (“ZHL”) on a one-for-one basis. On June 30, 2010 ZHL completed the acquisition of the Company through a share exchange of 100% of the share capital of ZHL. We issued 7,480,000 shares of our common stock to the ZHL Shareholders. This transaction resulted in the former shareholders of Zattikka controlling the majority of the shares of the Company. This transaction was considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company, namely ZHL, for the net monetary assets of a shell corporation, namely the Company, accompanied by a recapitalization. The accounting is identical to that of a reverse acquisition, except that no goodwill or other intangibles is recorded. As such, ZHL was considered the acquirer for accounting purposes and the Company was treated as the acquiree for accounting purposes, each notwithstanding the legal form of the acquisition. Zattikka became a 100% subsidiary of ZHL on June 24, 2010.

The Company is a blend of videogame, internet platform/distribution and internet/mobile gaming talent targeting fast track growth via acquisition of development talent, creation of Intellectual Property and roll-up acquisition strategy. It is headquartered in London, United Kingdom.

The Company is devoting substantially all of its efforts to establishing new business. It has not generated significant revenue and is therefore deemed to be a development stage company.

2.   Going Concern

The consolidated financial statements have been prepared on the assumption that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate revenue from the products it is bringing to market and its ability to further implement its business plan and raise capital against a planned acquisition strategy. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our cash balance as of December 31, 2010 was $838,796. Our total current assets as of the reporting date amounted to $1,654,886 and total current liabilities were $985,826 resulting in a net working capital of $669,060. We incurred a net loss and revenues for the twelve month period ended December 31, 2010 of $3,648,252 and $35,568 respectively, and an accumulated deficit and revenues from inception to December 31, 2010 of $4,516,705 and $38,557 respectively. To date, we have raised $712,500 as part of a private placement.

We are in advanced stages of our financing process as part of our core strategy to pursue a combination of roll-up acquisition and organic development. We engaged an investment bank in December 2010, to assist with the financing, which we expect to raise a non-registered equity placement. We are now focusing on finalising the investment syndicate structure and terms. We are in advanced stage discussions with  a number of  candidates to lead or participate in the round, plus a number of strategic media companies. Once the terms are agreed to we will proceed with further due diligence processes which typically take a further 6-10 weeks to complete. We anticipate that subject to any delays, the financing process could be completed by the end of June 2011.

The investment proposal is based on the acquisition of a number of companies to create greater value for the Company.  We have considered over 80 potential targets which align with our strategy, typically cash generative and with existing successful product launches within one of the core areas of online browser, social network games, and mobile game applications.  We currently have signed letters of intent to acquire a number of  targets, and others under discussion . Once the investment process is completed, we will complete on a number of these acquisitions and commence integration into the group.

The Board of Directors has approved an alternate forecast scenario for the period to December 31, 2011, in case the financing process is unsuccessful or delayed. The forecast scenario approved by the Board for the period to December 31, 2011 includes a number of key assumptions. This forecast scenario assumes continuing cash flows for this period to cover our core commitments. The Company has also taken steps to decrease its average monthly burn rate  during the first quarter of 2011 by implementing various cost reduction strategies and will be able to implement further strategies in the future if required. This scenario could lead to the impairment of assets held on the balance sheet as at December 31, 2010.

In making its going concern assessment, the Board of Directors has taken into account following:

- Company’s track record of past fundraising in 2010 and 2009
- Being in advanced discussions with potential investors
- A number of  signed letters of intent (“LOI”) from targets and others under discussion
- Successful $712,500  interim capital raising in 2011
- Ability to control and reduce costs in the short term due to low level of contractual commitments

Whilst there can be no assurance that the above efforts will be successful and the uncertainty of our ability to obtain sufficient additional capital raises doubts about our ability to continue as a going concern, the Board of Directors believe that our business plan is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

3.   Summary of Significant Accounting Policies:

Basis of Preparation

The audited consolidated financial statements and accompanying notes are prepared on an accrual basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission. The financial statements are expressed in U.S. dollars.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2010 include the financial statements of the Company, its 100% subsidiaries Zattikka Holdings Ltd. ("ZHL") and Zattikka Limited ("ZL"). All inter-company transactions and balances have been eliminated on consolidation.

The Company's subsidiaries and affiliated companies and their principal activities as of December 31, 2010 are summarized as follows:

Company Name	Place of Incorporation of Organization	Attributable Equity Interest	Principal Activities

Zattikka Holdings Ltd.	British Virgin Islands	100%	Investment Holding

Zattikka Limited	United Kingdom	100%	Operating

Immaterial restatement of Statement of Operations presentation

Subsequent to the issuance of its quarterly report for the three and six months ended June 30, 2010, management reviewed its classification of expenditure in cost of sales, research and development and sales and marketing line items in the consolidated statement of operations and decided to reclassify certain costs differently based on the nature of the costs incurred and the fact that the company is a development stage company. The impact of this restatement is as follows:

	June 1, 2009 (Inception) to December 31, 2009	June 1, 2009 (Inception) to December 31, 2009
	As Previously Reported	As Restated

Cost of goods sold	$68,404	$746
Research & Development	209,315	272,985
Sales & Marketing	62,560	66,157
General & Administrative	531,391	531,782

These changes had no impact on total operating expenses or net loss for the period.
Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP and SEC regulations requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amount of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for the making of judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies, value of our stock, warrants and when our software development becomes technologically feasible to be capitalized. Actual results may differ from these estimates under different assumptions or conditions.

Basic and Diluted Net Loss Per Share

Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share allocable to common stockholders, the weighted average number of shares would be adjusted for the outstanding warrant of 500,000 shares at December 31, 2010. However the Company has excluded these securities as when a net loss exists, dilutive shares are not included in the calculation.

Recapitalization Transaction

On June 30, 2010 E5 completed a share exchange agreement (“Share Exchange Agreement”) whereby it acquired all of the issued and outstanding capital stock and ownership interests of Zattikka Holdings Ltd. (“ZHL”).  Zattikka Limited (“Zattikka”) had previously become a 100% subsidiary of ZHL on June 24, 2010.

The Share Exchange of ZHL with E5 was accounted for as a merger of a private company into a non-operating public shell (i.e. a “reverse merger”) because the ZHL shareholders owned a majority of the outstanding shares of E5’s common stock immediately following the Share Exchange.  ZHL is deemed the accounting acquirer in the reverse merger. The consolidated financial statements reflect the recapitalization as below :

-	Since ZHL has no operations other than those of its wholly-owned subsidiary Zattikka Limited, the assets, liabilities, and operational results of the operating company Zattikka are shown in these financial statements as the predecessor of ZHL.
-	The assets and liabilities and the historical operations reflected in the financial statements prior to the Share Exchange are those of Zattikka and are recorded at the historical cost basis of Zattikka. Stockholders’ equity from inception (June 1, 2009) through June 30, 2010 has been restated as if the Zattikka shareholders owned E5 shares at that time, using the exchange multiple of 170 E5 shares for each Zattikka share as per the Share Exchange agreement dated June 30, 2010.
-	The consolidated balance sheet as of June 30, 2010 and subsequent periods, following completion of the Share Exchange, includes E5 assets and liabilities and those of Zattikka.
-	The statement of operations and the statement of cash flows show the results of Zattikka for all periods shown and for the whole group following completion of the reverse merger on June 30, 2010.

The statement of changes in stockholders’ equity and other comprehensive loss shows the equity and loss of Zattikka Limited prior to June 30, 2010 and for the whole group subsequent to the reverse merger, restated for each transaction prior to the Share Exchange Agreement as if the Zattikka shareholders owned E5 shares, using the exchange multiple of 170 E5 shares for each Zattikka share as per the Share Exchange agreement dated June 30, 2010. The net assets of E5 at the time of the share exchange are shown in the “Recapitalization” line in the statement of changes in equity.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the United States dollar (USD). The accounts of ZL are maintained in Great British Pounds (GBP), which is the functional currency. The financial statements are translated into USD using the closing rate. All assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income.

Foreign currency transaction gains and losses are included in the statement of operations. These amounted to a loss of $32,192 for the year ended December 31, 2010 and period June 1, 2009 (Inception) to December 31, 2010 inception and nil for the period from inception (June 1, 2009) to December 31, 2009.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2010 and December 31, 2009, including year to date losses, to reduce such assets to zero since it is not more likely than not that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Research and Development costs

Research costs have been expensed as incurred. Direct costs incurred during the development phase are capitalized. Direct costs comprise salary and subcontracted costs of developing new games and software.

Comprehensive Income/(Loss)

Comprehensive income includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Revenue Recognition

Revenue is recognized when a) persuasive evidence of an arrangement exists, b) delivery has occurred, c) a fee is fixed or determinable, and d) collectability is probable.

The Company recognizes advertising revenue after the advertising display has been completed. The Company recognizes revenue for software application sales when the title transfers and risk of loss has passed to the customer, which is upon download of a product by the customer.

Cost of Goods Sold

Cost of goods sold include expenses incurred directly in the delivery of the products to end users, including payment processing fees and also the amortization of capitalized software product development expenditure.

Recent Accounting Pronouncements

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ended after June 15, 2010; however, early adoption is permitted. The adoption of this standard did not have an impact on the Company’s financial position, results of operations and cash flows.

In December 2010, ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” was issued. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test after assessing whether or not it is more likely than not that the reporting units’ goodwill is impaired. In determining whether it is more likely than not that goodwill impairment exists, any adverse qualitative factors indicating that impairment may exist are to be considered. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The amendments in this ASU will impact our consolidated financial statements to the extent that we have reporting units with zero or negative carrying amounts in the future.

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. The adoption of this standard will not have a significant impact on the Company’s financial position, results of operations and cash flows.

4. Segment Information

The chief operating decision maker receives information relating to one reportable segment.

5.  Tax Receivables

	December 31, 2010	December 31, 2009

UK sales taxes recoverable	$109,461	$37,135

6. Acquisition

On September 18, 2009, the Company acquired the assets of gimme5games.com.  This acquisition has been treated as an asset purchase in accordance with ASC 350 Intangibles—Goodwill and Other. The Company acquired a catalogue of 60 flash browser games, and licenses for a further 40. It also acquired various software tools and technologies and a number of web domain names.

The Company has included these assets at fair value on the date of acquisition, which is based on the fair value of consideration. The total consideration for the acquisition consisted of $159,282 cash plus contingent consideration of up to $318,560 dependent on a set of traffic targets on gimme5games.com in the 15-month period following the acquisition. Management has considered that the fair value of the remaining contingent consideration is $247,536 based on their estimation of future traffic using an income approach method and has recorded the liability as its net present value in accrued liabilities in the accompanying balance sheet. This liability has been classified as level 3 due to the significant unobservable estimation of future traffic. Changes in the fair value balance between December 31, 2009 and December 31, 2010 are due to foreign exchange and the payment of $65,616 in 2010.

7. Related Party Transactions:

At December 31, 2010 contingent consideration of $247,536 (December 31, 2009: $318,560) was provided for, arising from the acquisition of the assets of gimme5games referred in note 6 above. This amount is payable to three individuals who have since become employees. This balance is shown separately as contingent consideration on the face of the consolidated balance sheet.

At December 31, 2010 nil (December 31, 2009: $382) was outstanding from employees in respect of settlement for shares issued at par value prior to December 2009.

At December 31, 2010 $ 58,724 (December 31, 2009: nil) was due to officers in respect of their December 2010 salaries.

8. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of December 31, 2010 and 2009 were as follows:

	As at December 31, 2010	As at December 31, 2009
Rent deposit	$76,147	$14,495
Advanced royalty payments	548,448
Other prepayments and accrued income	80,075	382
Total prepaid expenses and other current assets	$704,670	$14,877

9. Intangible Assets, Net:

Intangible assets as of December 31, 2010 and 2009 were as follows:

	Gross Amount	Accumulated Amortization	Net Amount
As at December 31, 2009	$479,687	$(68,076)	$411,611

Acquired intangible assets	464,131	(295,803)	168,328
Capitalized internal development costs	790,931	(69,203)	721,728
Total	1,255,062	(365,006)	890,056
Impairment			(69,136)
As at December 31, 2010			$820,920

The weighted average amortization period of these intangible assets, and each major class, is two years. Based on management’s assessment of future undiscounted cash flows, $69,136 of intangible assets was written off in 2010 in relation to two browser games and related impairment charge was classified as a component of cost of goods sold. Capitalized software development costs were $790,931 and nil as at December 31, 2010 and 2009 respectively. Amortisation expense for the periods ended December 31, 2010 and 2009 and inception June 1 2009 to December 31, 2010 was $301,977, $68,076 and $370,053 respectively.

10. Accrued Expenses and Other Creditors:

Accrued expenses and other creditors as of December 31, 2010 and 2009 were as follows:

	As at December 31, 2010	As at December 31, 2009
Accrued expenses	$439,976	52,587
Accrued compensation and benefits	80,434	-
Total accrued expenses and other creditors	$520,410	$52,587

11. Stockholders’ Equity:

Preferred Stock:

Preferred Stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding as at December 31, 2010.

Common Stock:

Common Stock includes 200,000,000 shares authorized at a par value of $0.001, of which 13,755,500 had been issued as at December 31, 2010.

On June 30, 2010, E5 entered into a share exchange agreement and consummated a share exchange with Zattikka Holdings Ltd. (“ZHL”), and each of the shareholders of ZHL (the “ZHL Shareholders”). Upon the closing of the Share Exchange on June 30, 2010, the ZHL Shareholders transferred all of their shares of common stock in ZHL to E5.  Each ZHL share was exchanged for 170 shares in E5, and as a result E5 issued to the ZHL Shareholders an aggregate of 7,480,000 shares of common stock, $0.001 par value per share. As a result of the Share Exchange, ZHL became a wholly-owned subsidiary of E5. On July 8, 2010 a $300,000 deposit was received from an investor relating to a $500,000 subscription that was finalized on November 2, 2010.

Warrants:

As of December 31, 2010, Notion Capital has a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share in connection with the share issuance that occurred in June 2010. The fair value of this warrant at the time of issuance was $98,080, which was estimated using the Black-Scholes-Merton formula with the following assumptions: no dividends; risk-free interest rate of 1.33%; estimated life of half a year and volatility of 69% which was based on a comparison of peers in our industry due to our limited trading history.  This amount was included in the net assets of E5 at the date of the share exchange and thus is included within the additional paid-in-capital balance. On January 31, 2011 the expiry date of the warrant was extended to March 31, 2011. The warrant was not exercised during the extension period.

12.  Income Taxes

	Period from inception (June 1, 2009), to December 31, 2010	Period from inception (June 1, 2009), to December 31, 2009

Domestic loss before provision for income taxes	$(4,516,705)	$(868,453)
Loss before provision for income taxes	$(4,516,705)	$(868,453)

Provision for income taxes
Domestic	-	-

The difference between the statutory tax rate and the effective tax rate, expressed as a percentage of loss before provision for income taxes for the years ended December 31, 2010 and 2009 was as follows:

	Period from inception (June 1, 2009), to December 31, 2010	Period from inception (June 1, 2009) to December 31,2009
Benefit arising on domestic statutory rate	(21.0)%	(21.0)%

Effect of graduated tax rate	2.2%	2.3%

Valuation allowance	18.8%	18.7%
Effective tax rate	0.0%	0.0%

The Company predominantly operates in the UK which for the periods being reported on has a graduated tax rate. The Company is utilizing a 21% statutory tax rate in the above effective tax rate reconciliation. The Company has estimated there will be no liability to pay income taxes on its losses for the years ended December 31, 2010 and 2009 whether those arise from trading or from movements on accumulated translation adjustments. The Company has not recognized in its financial statements the tax benefit generated by losses as the Company’s history of losses provides substantive negative evidence that it is not more likely than not to benefit from these losses in the future. Accordingly, the net deferred tax assets have been duly offset by the valuation allowance.

The following is a summary of the significant components of the Company’s net deferred tax assets:

	December 31, 2010	December 31, 2009
Deferred tax assets/(liabilities):
Net operating loss carry forwards	$964,035	$185,664

Fixed assets and other	(5,082)	(2,381)

Total deferred tax assets	958,953	183,283
Valuation allowance	(958,953)	(183,283)

Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

As of December 31, 2010, the Company has Net Operating Loss (“NOL“) carry-forwards of approximately $4,516,705 (December 31, 2009 – $868,453). The Company’s NOL carry forwards are predominantly in the UK and have no expiration date. The Company’s US and California carry forward expire in 10-20 years. The NOLs are not subject to reduction provided the Company continues in the same line of business. All the losses arise from continuing operations. The Company is not subject to examination by UK tax authorities for years prior to 2009. The Company does not have any unrecognized tax benefits and does not believe it is reasonably possible that this will increase or decrease during 2010.

13. Net Loss per Share:

The Company calculates basic loss per share by dividing net earnings by the weighted average number of shares outstanding. Diluted loss per share includes the effect, if any, from the potential exercise of warrants, which would result in the issuance of incremental shares of common stock.

Since the Company has reported a loss in all periods, all potential dilutive securities are anti-dilutive. The potentially dilutive securities related to warrants over 500,000 ordinary shares.

The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted loss per share:

	Year Ended December 31, 2010	Period from inception (June 1, 2009, to December 31, 2009	From inception (June 1, 2009) to December 31, 2010
Weighted average number of shares outstanding	12,407,037	5,281,166	9,773,295

Weighted average number of diluted shares outstanding	12,407,037	5,281,166	9,773,295
Net loss attributable to the Company	$(3,648,252)	$(868,453)	$(4,516,705)

Basic earnings per share	(0.29)	(0.16)	(0.46)
Diluted earnings per share	(0.29)	(0.16)	(0.46)

14. General and Administrative Expenses:

General and administrative expenses for the years ended December 31, 2010 and 2009 and from inception (June 1, 2009) to December 31, 2010 were as follows:

	Year Ended December 31, 2010	Period from inception (June 1, 2009) to Ended December 31, 2009	From inception (June 1, 2009) to December 31, 2010
Legal, audit, professional, consultancy	$933,745	$232,798	$1,166,543
Amortization of intangible assets	229,924	69,439	299,363
Payroll expenses	672,331	138,609	810,940
Other general & administrative expenses	330,300	90,936	421,236
Total general and administrative expenses	$2,166,300	$531,782	$2,698,082

15. Commitments and Contingent Liabilities:

The Company has a licence on serviced office space in London through to December 31, 2011 with a renewal option. It also has a lease on the San Francisco office space through to December 31, 2011 with a renewal option. The lease and serviced office commitment is cancellable with 3 months notice.

16. Subsequent Events

The Company has received subscription agreements for $712,500 under a private placement since December 31, 2010, and the related shares will be issued during Q2 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Expedite 5, Inc.

Signature	Title	Date

/s/ Mark Opzoomer	President,	April 14, 2011
Mark Opzoomer	Chief Executive Officer Principal Executive Officer

Signature	Title	Date

/s/ Rob Gorle	Chief Financial Officer	April 14, 2011
Rob Gorle	Principal Financial Officer