Form 10-Q
period 2011-05-02
Expedite 5 Inc
filed 2011-05-06
CIK 1415598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
    (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 5, INC.
(Exact name of registrant as specified in charter)

Delaware	000-52869	27-2617472
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

21 Arlington Street
London, United Kingdom SW1A 1RN
 (Address of principal executive offices)
 _______________
+44 020 7491 6414
 (Registrant’s telephone number, including area code)
_______________

 (former name, former address and former fiscal year, if changed since last Report)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐    (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of May 6, 2011 the issuer had 13,755,500 issued and outstanding common stock of $0.001 par value shares

EXPEDITE 5, INC.

FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	3-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed & Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURE		23

PART I-- FINANCIAL INFORMATION

Item 1.    Financial Statements

 EXPEDITE 5, INC.
(a Development Stage Company)
FINANCIAL STATEMENTS
As of March 31, 2011
(Unaudited)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page

Unaudited Condensed Consolidated Balance Sheets - as at March 31, 2011 and December 31, 2010	4

Unaudited Condensed Consolidated Statement of Operations- for the Three Months Ended March 31, 2011 and 2010 and, and for the Period from June 1, 2009 (Inception) to March 31, 2011	5

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Other Comprehensive Loss as at March 31, 2011 and 2010, and from June 1, 2009 (inception) to March 31, 2011	6

Unaudited Condensed Consolidated Statements of Cash Flow Statement - for the three months ended March 31, 2011 and 2010 and for the period from June 1, 2009 (inception) to March 31, 2011	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-16

EXPEDITE 5, INC.

(a Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in US Dollars)

ASSETS	March 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$343,391	$838,796
Accounts receivable, net of allowance for doubtful accounts of $0 December 31, 2010	-	1,959
Tax receivables	101,445	109,461
Prepaid expenses and other current assets	687,559	704,670
Total current assets	1,132,395	1,654,886

Property and equipment, net	24,931	26,352
Intangible assets, net	956,793	820,920

TOTAL ASSETS	$2,114,119	$2,502,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$396,673	$217,880
Contingent consideration	64,128	247,536
Accrued expenses and other creditors	438,464	520,410
Total current liabilities	$899,265	$985,826

TOTAL LIABILITIES	$899,265	$985,826
Commitments and contingent liabilities – (Note 15)
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value Authorized: 50,000,000 Issued and Outstanding: none

Common Stock - $0.001 par value
Authorized: 200,000,000 shares at March 31, 2011 and at December 31, 2010 Issued and Outstanding: 13,755,500 shares at March 31, 2011 and 13,755,500 at December 31, 2010	$13,756	$13,756
Additional paid-in-capital	6,657,054	6,045,087
Deficit accumulated during the development stage	(5,448,070)	(4,516,705)
Accumulated other comprehensive income (loss)	(7,886)	(25,806)
TOTAL STOCKHOLDERS’ EQUITY	1,214,854	1,516,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,114,119	$2,502,158

See accompanying notes to these unaudited condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Statement of Operations
(unaudited)
 (amounts in US Dollars; except per share amounts)

	Three Months Ended March 31,		Period from Inception (June 1, 2009) to March 31,
	2011	2010	2011

Revenue	$24,357	$10,406	$62,915

Cost of goods sold	118,700	4,511	316,360
Research and development	258,034	210,162	1,326,570
Sales and marketing	134,879	48,246	726,094
General and administrative	638,085	289,505	3,336,171
Release of contingent consideration	(193,937)	-	(193,937)

Loss from operations	(931,404)	(542,018)	(5,448,343)

Interest income	39	-	273

Net loss before income taxes	(931,365)	(542,018)	(5,448,070)

Income tax	-	-	-

Net loss	$(931,365)	$(542,018)	(5,448,070)

Net loss per common share:
Basic	$(0.02)	$(0.05)	$(0.52)
Diluted	(0.02)	(0.05)	(0.52)

Weighted average common shares outstanding:
Basic	13,755,500	9,967,861	10,309,018
Diluted	14,255,500	9,967,861	10,534,728

See accompanying notes to these unaudited condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Statement of
Changes in Stockholders’ Equity and Other Comprehensive Loss
(unaudited)
From Inception (June 1, 2009) through March 31, 2011
 (amounts in US Dollars)

	Common Shares of $ 0.001		Additional Paid-in Capital Amount	Deficit Accumulated	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)/Equity
	Shares	US $	US $	US $	US $	US $
BALANCE – June 1, 2009 (INCEPTION)	-	-	-	-	-	-
Issuance of 170,000 Common shares	170,000	170	(150)			20
Issuance of 2,890,000 Common shares	2,890,000	2,890	(2,619)			271
Issuance of 4,420,000 Common shares	4,420,000	4,420	1,174,411			1,178,831
Net loss				(868,453)		(868,453)
Currency translation adjustment (Tax effect Nil)					(16,516)	(16,516)
Comprehensive loss	-	-	-	-	-	(884,969)
BALANCE - December 31, 2009	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153

BALANCE - January 1, 2010	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153
Net loss				(542,018)		(542,018)
Currency translation adjustment (Tax effect Nil)					3,020	3,020
Comprehensive loss						(538,997)
BALANCE - March 31, 2010	7,480,000	7,480	1,171,642	(1,410,471)	(13,496)	(244,845)

BALANCE - April 1, 2010	7,480,000	7,480	1,171,642	(1,410,471)	(13,496)	(244,845)
Recapitalization	5,775,500	5,776	4,373,945			4,379,721
Issuance of 500,000 Common shares	500,000	500	499,500			500,000
Net loss				(3,106,234)		(3,106,234)
Currency translation adjustment (Tax effect Nil)					(12,310)	(12,310)
Comprehensive loss
BALANCE - December 31, 2010	13,755,500	13,756	6,045,087	(4,516,705)	(25,806)	1,516,332

BALANCE - January 1, 2011	13,755,500	13,756	6,045,087	(4,516,705)	(25,806)	1,516,332
Deposit received for issuance of 408,333 shares in February 2011			611,967			611,967
Net loss				(931,365)		(931,365)
Currency translation adjustment (Tax effect Nil)					17,920	17,920
Comprehensive loss						(913,445)
BALANCE - March 31, 2011	13,755,500	13,756	6,657,054	(5,448,070)	(7,886)	1,214,854

See accompanying notes to these unaudited condensed consolidated financial statements

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in US Dollars)

	Three Month Period Ended March 31, 2011	Three Month Period Ended March 31, 2010	Period from Inception (June 1, 2009) to March 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(931,365)	$(542,018)	$(5,448,070)
Adjustments to reconcile net loss from operations to net cash used in operating activities
Depreciation	3,283	1,257	14,401
Amortization	130,925	56,520	500,978
Impairment	10,992	-	80,128
Release of contingent consideration	(193,937)	-	(193,937)
Changes in operating assets and liabilities
- Accounts receivables	1,985	-	(18)
- Tax receivables	11,970	19,871	(102,183)
- Prepaid expenses and other current assets	41,434	(418)	(678,957)
- Accounts payable	172,215	119,177	363,645
- Accrued expenses and other creditors	(96,069)	141,532	468,013
Net cash used in operating activities	(848,567)	(204,079)	(4,996,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(909)	-	(39,861)
Purchase of gimme5games assets	-	-	(159,282)
Purchase of other intangible fixed assets	(247,899)	-	(1,038,830)
Net cash used in investing activities	(248,808)	-	(1,237,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary shares net of issuance costs of $58,388	-	-	1,678,732
Proceeds from reverse recapitalization	-	-	4,419,200
Payment of contingent consideration	-	-	(65,616)
Deposit received for issuance of 408,333 shares	611,967	-	611,967
Net cash provided by financing activities	611,967	-	6,644,283

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(9,997)	(5,096)	(66,919)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(495,405)	(209,175)	343,391

CASH AND CASH EQUIVALENTS
At beginning of period	$838,796	$226,736	-

At end of period	$343,391	$17,561	$343,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Contingent consideration payable in respect of acquired intangibles	64,128	-	64,128
Interest received	39	-	273
See accompanying notes to these unaudited condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Activities

In the condensed consolidated financial statements, “the Company” “E5,” “we,” “us” and “our” refer to Expedite 5, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidation. The Company was incorporated in September 2007 and commenced operations on June 1, 2009.

On June 24, 2010, Zattikka Limited (“Zattikka”) transacted a share exchange with Zattikka Holdings Ltd. (“ZHL”) on a one-for-one basis and became a 100% subsidiary of ZHL. On June 30, 2010 ZHL completed the acquisition of the Company through a share exchange of 100% of the share capital of ZHL. We issued 7,480,000 shares of our common stock to the ZHL Shareholders. This transaction resulted in the former shareholders of Zattikka controlling the majority of the shares of the Company. This transaction was considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company, namely ZHL, for the net monetary assets of a shell corporation, namely the Company, accompanied by a recapitalization. The accounting is identical to that of a reverse acquisition, except that no goodwill or other intangibles is recorded. As such, ZHL was considered the acquirer for accounting purposes and the Company was treated as the acquiree for accounting purposes, each notwithstanding the legal form of the acquisition.

The Company is a blend of videogame, internet platform/distribution and internet/mobile gaming talent targeting fast track growth via acquisition of development talent, creation of intellectual property (”IP”) and roll-up acquisition strategy. It is headquartered in London, United Kingdom.

The Company is devoting substantially all of its efforts to establishing new business. It has not generated significant revenue and is therefore deemed to be a development stage company.

2.	Going Concern

The condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate revenue from the products it is bringing to market and its ability to further implement its business plan and raise capital against a planned acquisition strategy. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The audit report from our independent registered public accountants on our financial statements for the year ended December 31, 2010, which was filed with our annual report on Form 10-K on April 13, 2011, included an emphasis of matter paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

Our cash balance as of March 31, 2011 was $343,391. Our total current assets as of the reporting date amounted to $1,132,395 and total current liabilities were $899,265 resulting in a net working capital of $233,130. We incurred a net loss and revenues for the three month period ended March 31, 2011 of $931,365 and $24,357 respectively, and an accumulated deficit and revenues from inception to March 31, 2011 of $5,448,070 and $62,915 respectively. Subsequent to March 31, 2011, we have raised $100,000 as part of a private placement bringing total private placement of $711,967 since December 31, 2010.

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

The investment proposal is based on the acquisition of a number of companies to create greater value for the Company.  We have considered over 80 potential targets which align with our strategy, typically cash generative and with existing successful product launches within one of the core areas of online browser, social network games (“SNGs”), and mobile game applications.  We currently have signed letters of intent to acquire a number of targets, and others under discussion. Once the investment process is completed, we will complete on a number of these acquisitions and commence integration into the group.

The Board of Directors has approved an alternate forecast scenario for the period to March 31, 2012, in case the financing process is unsuccessful or delayed. The forecast scenario approved by the Board for the period to March 31, 2012 includes a number of key assumptions. This forecast scenario assumes continuing cash flows for this period to cover our core commitments. The Company has also taken steps to decrease its average monthly burn rate during the first quarter of 2011 by implementing various cost reduction strategies and will be able to implement further strategies in the future if required. This scenario could lead to further impairment of assets held on the balance sheet as at March 31, 2011.

In making its going concern assessment, the Board of Directors has taken into account following:

- Company’s track record of past fundraising in 2010 and 2009
- Being in advanced discussions with potential investors
- A number of signed letters of intent (“LOI”) from targets and others under discussion
- Successful $711,967 interim capital raising in 2011 of which $100,000 was received subsequent to March 31, 2011.
- Ability to control and reduce costs in the short term due to low level of contractual commitments

Whilst there can be no assurance that the above efforts will be successful and the uncertainty of our ability to obtain sufficient additional capital raises doubts about our ability to continue as a going concern, the Board of Directors believes that our business plan is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

3.	Summary of Significant Accounting Policies:

Basis of Preparation

The unaudited condensed consolidated financial statements and accompanying notes are prepared on an accrual basis in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC" or "Commission"). The interim financial statements should be read in conjunction with the financial statements for the year ended December 31, 2010. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from the interim statements. However, these interim statements include all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim period.  Interim results are not necessarily indicative of the results expected for the full year.

Principles of Consolidation

The condensed consolidated financial statements for the three month period ended March 31, 2011 include the financial statements of the Company, its 100% subsidiaries ZHL and Zattikka. All inter-company transactions and balances have been eliminated on consolidation.

The Company's subsidiaries and affiliated companies and their principal activities as of March 31, 2011 are summarized as follows:

Company Name	Place of Incorporation of Organization	Attributable Equity Interest	Principal Activities

Zattikka Holdings Ltd	British Virgin Islands	100%	Investment Holding

Zattikka Limited	United Kingdom	100%	Operating

Immaterial restatement of Statement of Operations presentation

Subsequent to the issuance of its quarterly report for the three and six months ended June 30, 2010, management reviewed its classification of expenditure in cost of sales, research and development and sales and marketing lines items in the unaudited condensed consolidated statement of operations and decided to reclassify certain costs differently based on the nature of the costs incurred and development stage company. The impact of this immaterial restatement on the comparative interim period is as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2010
	As Previously Reported	As Restated
Cost of goods sold	$75,877	$4,511
Research & Development	150,820	210,162
Sales & Marketing	36,222	48,246
General & Administrative	289,505	289,505

These changes had no impact on total operating expenses or net loss for any period.

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

Recapitalization Transaction

On June 30, 2010 E5 completed a share exchange agreement (the “Share Exchange Agreement”) whereby it acquired all of the issued and outstanding capital stock and ownership interests of ZHL. Zattikka had previously become a 100% subsidiary of ZHL on June 24, 2010.

The Share Exchange of ZHL with E5 was accounted for as a merger of a private company into a non-operating public shell (i.e. a “reverse merger”) because the ZHL shareholders owned a majority of the outstanding shares of E5’s common stock immediately following the Share Exchange.  ZHL is deemed the accounting acquirer in the reverse merger. The consolidated financial statements reflect the recapitalization as below:

-
Since ZHL has no operations other than those of its wholly-owned subsidiary Zattikka, the assets, liabilities, and operational results of the operating company Zattikka are shown in these financial statements as the predecessor of ZHL.

-
The assets and liabilities and the historical operations reflected in the financial statements prior to the Share Exchange are those of Zattikka and are recorded at the historical cost basis of Zattikka.  Stockholders’ equity from inception (June 1, 2009) through June 30, 2010 has been restated as if the Zattikka shareholders owned E5 shares at that time, using the exchange multiple of 170 E5 shares for each Zattikka share as per the Share Exchange Agreement.

-	The consolidated balance sheet as of June 30, 2010 and subsequent periods, following completion of the Share Exchange, includes E5 assets and liabilities and those of Zattikka.
-	The statement of operations and the statement of cash flows show the results of Zattikka for all periods shown and for the whole group following completion of the reverse merger on June 30, 2010.

The statement of changes in stockholders’ equity and other comprehensive loss shows the equity and loss of Zattikka prior to June 30, 2010 and for the whole group subsequent to the reverse merger, restated for each transaction prior to the Share Exchange Agreement as if the Zattikka shareholders owned E5 shares, using the exchange multiple of 170 E5 shares for each Zattikka share as per the Share Exchange Agreement. The net assets of E5 at the time of the Share Exchange are shown in the “Recapitalization” line in the statement of changes in equity.

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

Advance royalty payments are expensed as incurred if technological feasibility of the related software product has not been established. Otherwise they are recorded as part of other current assets if they are expected to be recouped within 12 months or as capitalized software costs if they are expected to be recouped after more than 12 months.

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

Foreign currency transaction gains and losses are included in the statement of operations. These amounted to a gain of $3,342 and $nil for the three month period ended March 31, 2011 and 2010 respectively and a loss of $28,850 for the period from inception (June 1, 2009) to March 31, 2011.

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

The Company has provided a 100% valuation allowance on the deferred tax assets at March 31, 2011 and December 31, 2010, including year to date losses, to reduce such assets to zero since it is not more likely than not that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

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

Recent Accounting Pronouncements

There are no recent accounting prouncements that are expected to have an impact on the condensed consolidated financial statements.

4.	Segment Information

The chief operating decision maker receives information relating to one reportable segment.

5.	Tax Receivables

	March 31, 2011	December 31, 2010

UK sales taxes recoverable	$101,445	$109,461

6.	Acquisition of Gimme5Games

On September 18, 2009, the Company acquired the assets of gimme5games.com.  This acquisition was accounted for as an asset purchase in accordance with ASC 350 Intangibles—Goodwill and Other. The Company acquired a catalogue of 60 flash browser games, and licences for a further 40. It also acquired various software tools and technologies and a number of web domain names.

The Company included these assets at fair value on the date of acquisition, which was based on the fair value of consideration. The total consideration for the acquisition consisted of $159,282 cash plus contingent consideration of up to $318,560 dependent on a set of traffic targets on gimme5games.com in the 15-month period following the acquisition.  Following the filing of Form 10-K, management has revisited the assumptions supporting the fair value of contingent consideration. In order to enable enhanced focus on SNGs, browser based assets have been moved to a second phase of the group roll-up acquisition strategy. As a result management has evaluated the likelihood of achieving the user traffic target by the end of the target period which ends on 18 June 2011 and concluded that it was highly unlikely to meet the full target milestone. Accordingly $193,937 was released during the period ended March 31, 2011.

Management has considered that the fair value of the remaining contingent consideration is $64,128 (December 31, 2010: $247,536) based on their estimation of future traffic using an income approach method and has recorded the liability as its net present value in accrued liabilities in the accompanying condensed consolidated balance sheet. This liability has been classified as level 3 due to the significant unobservable estimation of future traffic. Management has assessed the recoverability of the remaining Gimme5Games intangible asset and concluded it is not impaired as of March 31, 2011.

7.	Related Party Transactions:

At March 31, 2011 contingent consideration of $64,128 (December 31, 2010: $247,536) was provided for, arising from the acquisition of the assets of gimme5games.  This amount is payable to three individuals who had since become employees.  This balance is shown separately as contingent consideration on the face of the unaudited condensed consolidated balance sheet.

At March 31, 2011 $204,344 (December 31, 2010: $ 58,724) was due to officers in respect of their salaries from December 2010 to March 2011.

8.	Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of March 31, 2011 and December 31, 2010 were as follows:

	As at March 31, 2011	As at December 31, 2010
Rent deposit	$48,544	$76,147
Advanced royalty payments	614,188	548,448
Other prepayments and accrued income	24,827	80,075
Total prepaid expenses and other current assets	$687,559	$704,670

9.	Intangible Assets, Net:

Intangible assets as of March 31, 2011 and December 31, 2010 were as follows:

	Gross Amount	Accumulated Amortization	Net Amount
As at December 31, 2010	$1,171,951	$(351,031)	$820,920

Acquired intangible assets	480,961	(366,649)	114,312
Capitalized and other intangible assets	977,653	(124,180)	853,473
Total	$1,458,614	$(490,829)	$967,785
Impairment			(10,992)
As at March 31, 2011			$956,793

The weighted average amortization period of these intangible assets, and each major class, is two years. Based on management’s assessment of future undiscounted cash flows, subsequent to filing of Form 10-K, $10,992 of intangible assets was written off in 2011 in relation to two browser games and related impairment charge was classified as a component of cost of goods sold. As at December 31, 2010, based on management’s assessment of future undiscounted cash flows, $69,136 of capitalized and other intangible assets was written off in 2010 relating to two browser games and the related impairment charges was classified as a component cost of goods sold in the fourth quarter of 2010. Capitalized software development costs were $247,899 and $790,931 as at March 31, 2011 and December 31, 2010 respectively. Amortisation expense for the periods ended March 31, 2011 and 2010 and inception June 1 2009 to March 31, 2011 was $130,925, $56,301 and $500,978 respectively.

10.	Accrued Expenses and Other Creditors:

Accrued expenses and other creditors as of March 31, 2011 and December 31, 2010 were as follows:

	As at March 31, 2011	As at December 31, 2010
Accrued expenses	$195,208	439,976
Accrued compensation and benefits	243,256	80,434
Total accrued expenses and other creditors	$438,464	$520,410

11.	Stockholders' Equity:

Preferred Stock:

Preferred Stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding as at December 31, 2010.

Common Stock:

Common stock includes 200,000,000 shares authorized at a par value of $0.001, of which 13,755,500 had been issued as at March 31, 2011.

On June 30, 2010, E5 entered into a share exchange agreement and consummated a share exchange with ZHL, and each of the shareholders of ZHL (the “ZHL Shareholders”). Upon the closing of the Share Exchange on June 30, 2010, the ZHL Shareholders transferred all of their shares of common stock in ZHL to E5.  Each ZHL share was exchanged for 170 shares in E5, and as a result E5 issued to the ZHL Shareholders an aggregate of 7,480,000 shares of common stock, $0.001 par value per share. As a result of the Share Exchange, ZHL became a wholly-owned subsidiary of E5. We issued $500,000 common stock, $0,001 par value shares for the year ended December 31, 2010. We have also received subscription agreements for $611,967 from our existing investors under the private placement dated 8 February 2011 and the shares will be issued in the second quarter 2011. The Company received subscription agreements for $100,000 under a private placement since March 31, 2011 and these shares will also be issued in 2011.

Warrants:

As of March 31, 2011, Notion Capital has a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share in connection with the share issuance that occurred in June 2010. The fair value of this warrant at the time of issuance was $98,080, which was estimated using the Black-Scholes-Merton formula with the following assumptions: no dividends; risk-free interest rate of 1.33%; estimated life of half a year and volatility of 69% which was based on a comparison of peers in our industry due to our limited trading history.  This amount was included in the net assets of E5 at the date of the Share Exchange and thus is included within the additional paid-in-capital balance. On May 4, 2011, the Company agreed to extend the warrant to June 30, 2011.

12.	Income Taxes

	Period from inception (June 1, 2009), to March 31, 2011	Period from inception (June 1, 2009), to December 31, 2010

Domestic loss before provision for income taxes	$(5,448,070)	$(4,516,705)
Loss before provision for income taxes	$(5,448,070)	$(4,516,705)

Provision for income taxes
Domestic	-	-

The difference between the statutory tax rate and the effective tax rate, expressed as a percentage of loss before provision for income taxes for the three month period ended March 31, 2011 and the year ended December 31, 2010 was as follows:

	Period from inception (June 1, 2009), to March 31, 2011	Period from inception (June 1, 2009) to December 31,2010
Benefit arising on domestic statutory rate	(21.0)%	(21.0)%

Effect of graduated tax rate	3.3%	2.2%

Valuation allowance	17.7%	18.8%
Effective tax rate	0.0%	0.0%

The Company predominantly operates in the UK which for the periods being reported on has a graduated tax rate. The Company is utilizing a 21% statutory tax rate in the above effective tax rate reconciliation. The Company has estimated there will be no liability to pay income taxes on its losses for the three month period ended March 31, 2011 and year ended December 31, 2010 whether those arise from trading or from movements on accumulated translation adjustments. The Company has not recognized in its financial statements the tax benefit generated by losses as the Company’s history of losses provides substantive negative evidence that it is not more likely than not to benefit from these losses in the future. Accordingly, the net deferred tax assets have been duly offset by the valuation allowance.

The following is a summary of the significant components of the Company’s net deferred tax assets:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$1,162,886	$964,035

Fixed assets and other	536	(5,082)

Total deferred tax assets	1,163,422	958,953
Valuation allowance	(1,163,422)	(958,953)

Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

As of March 31, 2011, the Company has Net Operating Loss (“NOL“) carry-forwards of approximately $5,448,070 (December 31, 2010 – $4,516,705). The Company’s NOL carry forwards are predominantly in the UK and have no expiration date. The Company’s US and California carry forwards expire in 10-20 years. The NOLs are not subject to reduction provided the Company continues in the same line of business. All the losses arise from continuing operations. The Company is not subject to examination by UK tax authorities for years prior to 2009. The Company does not have any unrecognized tax benefits and does not believe it is reasonably possible that this will increase or decrease during 2011.

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

14.	General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2011 and March 31, 2010 and from inception to March 31, 2011 were as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	From inception to March 31, 2011
Legal, audit, professional, consultancy	$124,951	$105,539	$1,255,044
Amortization of intangible assets	60,058	56,521	359,421
Payroll	275,089	83,376	1,054,190
Other general and administrative expenses	177,987	44,069	667,516
Total general and administrative expenses	$638,085	$289,505	$3,336,171

15.	Commitments And Contingent Liabilities

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on the unaudited condensed consolidated financial statements.

16.	Subsequent Events

The Company has received subscription agreements for $100,000 under a private placement since March 31, 2011, and the related shares were approved for issuance on May 4, 2011.

On May 4, 2011, the Company agreed to extend the warrant to June 30, 2011.

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

To further take advantage of this disruptive point in the industry, we expect to evolve from organic to an acquisition and roll-up growth strategy in 2011 and beyond.  Our goal is to create a large scale, diverse and revered games company. We have no material operating income yet and, as a result, we will depend upon funding from various sources to continue our operations beyond March 31, 2012 and to implement our growth strategy. The unaudited condensed consolidated financial statements have been prepared under the going concern assumption.  As discussed in the liquidity and capital resources section and note 2 of the financial statements we believe we have a viable plan to implement our organic growth and acquisition roll-up strategy and our business plan is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

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

Recent Developments and Overview

Following the implementation of the new group structure in June 2010, the Company has been focused on two core strategic areas (a) its roll-up acquisition strategy, and (b) to further build its organic skill set and intellectual property catalogue in order to provide accelerators to the new group.

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

In addition, we have released a series of Mobile Apps including the first in a series based on the Mr. Bean live action and cartoon sketches, ‘Mr. Bean – Out of Control’, and a number of others based on successful browser games including ‘Isoball 2’.  We have a number of further releases under development which we expect to release in the second quarter of 2011 including ‘Now Boarding’ and ‘Scratch Card’. We will continue our strategy of being platform and distribution agnostic and expect to release most mobile products across the key Smartphone platforms, usually using browser metrics/user feedback as the test bed.

During the three month period ended March 31, 2011 we continued to source iconic intellectual property that can be adapted to SNGs or mobile play. We are also in discussion with a number of Hollywood studios regarding selected IP.

Products and People

As part of the organic accelerator growth strategy, during 2010 we strengthened our marketing and technical teams and established a United States base with our San Francisco office. A team of experienced technicians joined the company from Qualcomm, to work with Paul Schulz, Chief Technology Officer, on platform development, data collection/payment systems for the SNGs and the portal businesses, and Joel Breton, Director of Content at MTV’s Addicting Games joined the Company as EVP – North American Operations to establish operations in the San Francisco Bay Area.

We have developed an in-house technology, Rapide, which allows for rapid deployment of branded (demographic targeted) niche sites. It harnesses a shared core infrastructure and social integration connection/migration/community viral mechanic to cross-promote games, sites and apps across all of our sites. We are also developing our proprietary Social Network Application Platform.

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

Intangible Assets and Impairment

On September 18, 2009, we acquired the intangible assets of gimme5games.com. The intangible assets were recorded at the fair value of the cash consideration paid and contingent consideration expected to be paid.  The finite-lived intangible assets are recorded at fair value of consideration paid less accumulated amortization.  Amortization of acquired domain names, game catalogues and the tools and technology acquired is computed using the straight-line method over two years.

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

Management recorded $10,992 and $ nil impairment charges for the three month period ended March 31, 2010 and 2009 respectively and $80,128 for the period from inception June 1, 2009 to March 31, 2011.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values and select an appropriate discount rate that reflects the risk inherent in future cash flows. In the event that further funding is not received such that management have to significantly curtail expenditure to allow the Company to continue as a going concern this could result in a reduction in future revenues which may lead to an impairment.

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

	Three Months Ended March 31,		Period from Inception (June 1, 2009) to March 31 2011
	2011	2010

Revenue	$24,357	$10,406	62,915

Cost of goods sold	118,700	4,511	316,360
Research and development	258,034	210,162	1,326,570
Sales and marketing	134,879	48,246	726,094
General and administrative	638,085	289,505	3,336,171
Release of contingent consideration	(193,937)	-	(193,937)

Loss from operations	(931,404)	(542,018)	(5,448,343)

Interest income	39	-	273

Net loss before income taxes	(931,365)	(542,018)	(5,448,070)

Income tax	-	-	-

Net loss	$(931,365)	$(542,018)	(5,448,070)

Revenues were $24,357 and $10,406 for the three month period ended March 31, 2011 and 2010, respectively. The changes in revenues for the three month period ended March 31, 2011 reflected the early stage development of the Company and were due to iPhone application and beta Facebook product releases and advertising during the period ended March 31, 2011.

Cost of Goods Sold was $118,700 and $4,511 for the three month period ended March 31, 2011 and 2010 respectively. The changes in costs of goods sold for the three month period ended March 31, 2011 reflected increased user traffic on our websites and amortization of capitalised software development products.

Research and Development costs were $258,034 and $210,162 for the three month periods ended March 31, 2011, respectively. The changes in research and development costs for the three month period ended March 31, 2011 reflected an increase in product pipeline including mobile applications and browser products.

Sales and Marketing costs were $134,879 and $48,246 for the three month period ended March 31, 2011, and 2010 respectively. The changes in sales and marketing costs for the three month period ended March 31, 2011 reflected a ramp-up of business operations including a number of small marketing campaigns to drive users to our Mobile Apps, SNG and browser products.

General and Administrative costs were $638,085 and $289,505 for the three month period ended March 31, 2011 and 2010 respectively. The changes in general and administrative costs for the three month period ended March 31, 2011 included a ramp-up of key operational support for the production, technology and marketing teams and corporate activities and the ongoing execution of the acquisition roll-up strategy.

Release of contingent consideration was $193,937 as a result of management concluding that the likelihood of achieving the full user traffic target relating to gimme5games acquisition was highly unlikely to meet the full target milestone. Accordingly $193,937 was released during the period ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2011 was $343,391. Our total current assets as of the reporting date amounted to $1,132,395 and total current liabilities were $899,265 resulting in a net working capital of $233,130. We incurred a net loss and revenues for the three month period ended March 31, 2011 of $931,404 and $24,357 respectively, and an accumulated deficit and revenues from inception to March 31, 2011 of $5,448,070 and $62,915 respectively. Subsequent to March 31, 2011, we have raised $100,000 as part of a private placement bringing total private placement inflows of $711,967 since December 31, 2010.

We are in advanced stages of our financing process as part of our core strategy to pursue a combination of roll-up acquisition and organic development.  We engaged an investment bank in December 2010, to assist with the financing, which we expect to comprise a non-registered equity placement.  We are now focusing on finalising the investment syndicate structure and terms.  We are in advanced stage discussions with a number of candidates to lead or participate in the round, plus a number of strategic media companies.  Once the terms are agreed to we will proceed with further due diligence processes which typically take a further 6-10 weeks to complete.  We anticipate that subject to any delays, the financing process could be completed by the end of June 2011.

The investment proposal is based on the acquisition of a number of companies to create greater value for the Company.  We have considered over 80 potential targets which align with our strategy, typically cash generative and with existing successful product launches within one of the core areas of online browser, SNGs, and mobile game applications.  We currently have signed letters of intent to acquire a number of targets and others under discussion. Once the investment process is completed, we will complete on a number of these acquisitions and commence integration into the group.

The Board of Directors has approved an alternate forecast scenario for the period to March 31, 2012, in case the financing process is unsuccessful or delayed. The forecast scenario approved by the Board for the period to March 31, 2012 includes a number of key assumptions. This forecast scenario assumes continuing cash flows for this period to cover our core commitments. The Company has also taken steps to decrease its average monthly burn rate during the first quarter of 2011 by implementing various cost reduction strategies and will be able to implement further strategies in the future if required. This scenario could lead to the impairment of assets held on the balance sheet as at March 31, 2011.

In making its going concern assessment, the Board of Directors has taken into account following:

- Company’s track record of past fundraising in 2010 and 2009
- Being in advanced discussions with potential investors
- A number of signed letters of intent (“LOI”) from targets and others under discussion
- Successful $711,967 interim capital raising in 2011 of which $100,000 was received subsequent to March 31, 2011.
- Ability to control and reduce costs in the short term due to low level of contractual commitments

Whilst there can be no assurance that the above efforts will be successful and the uncertainty of our ability to obtain sufficient additional capital raises doubts about our ability to continue as a going concern, the Board of Directors believes that our business plan is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

Operating cash flows
We had operating cash outflows in the three month period ended March 31, 2011 and 2010 of $848,567 and $204,079 respectively. In the period from inception (June 1, 2009) to March 31, 2011 we had operating cash outflows of $4,996,000.  Our primary uses of cash have been for developing our software IP including our technology platforms, employee compensation and legal and professional fees in connection with our roll-up acquisition financing and target company selection, as well as working capital. The cash we received has been expended in the furtherance of growing our business, including the assets purchased from gimme5games.com, and establishing our software IP and to progress the roll-up acquisition strategy.  In the period from inception on June 1, 2009 to March 31, 2011 and for the three month period ended March 31, 2011 and 2010 we received cash inflows of $62,915, $24,357 and $10,406 respectively as a result of revenues from software application products, but as we build the new group structure and complete the development of new products and release these to the market, we expect our revenues to increase.

Investing cash flows
We had investing cash outflows in the three months ended March 31, 2011 of $ 248,808, $nil in the three months ended March 31, 2010, and $1,237,973 in the period from inception (June 1, 2009) to March 31, 2011. We had cash outflows of $909 for property and equipment and $247,899 for capitalized intangible fixed assets. We had outflows of $39,861 for property and equipment and $1,198,112 for capitalized intangible fixed assets in the period from inception (June 1, 2009) to March 31, 2011, which included outflows of $159,282 paid as part of the consideration for the gimme5games.com assets.

Financing Activities
During the three month periods ended March 31, 2011 and 2010, there were financing cash inflows of $611,967 and $nil respectively.  During the period from inception (June 1, 2009) to March 31, 2011, we received net cash inflows from financing activities of $6,709,899 from the issuance of shares to various investors, less a payment of contingent consideration relating to the acquired gimme5games intangibles of $65,616 in the period from inception to March 31, 2011 totaling $6,644,283.

These financing cash inflows resulted from: a) the issuance of 4,528,000 shares of common stock of $0.001 par value for $1.00, which generated additional net funding of $4,419,200 (gross funding of $4,528,000 less issue costs of $108,800), b)  $500,000 in respect of a share subscription completed in November 2010, and c) share subscriptions received for $611,967 with respect to a private placement dated February 8, 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of our quarter ended March 31, 2011. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2011, the Company completed a private placement (the “Private Offering”) with existing shareholders for the issuance and sale of 475,000 shares of the Company’s Common Stock at a per share price of $1.50 for aggregate offering proceeds of $711,967.

The Private Offering and issuance of shares to the investors was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.
 Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

On June 3, 2010, Expedite 5, Inc., (the “Company”) issued a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”) to a certain accredited investor (the “Investor”). Following an extension dated January 31, 2011, the warrant had an expiration date of March 31, 2011 at 5pm eastern Standard time. On May 4, 2011, the Company agreed to extend the Warrant to June 30, 2011 in return for certain advice and services from the Investor. It has been agreed that there will no further extensions.

Item 6. Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Mark Opzoomer	President,	May 6, 2011
Mark Opzoomer	Chief Executive Officer

Signature	Title	Date

/s/ Rob Gorle	Chief Financial Officer	May 6, 2011
Rob Gorle