Form 10-Q
period 2011-06-30
Expedite 5 Inc
filed 2011-08-22
CIK 1415598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________
    (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPEDITE 5, INC.
(Exact name of registrant as specified in charter)

Delaware	000-52869	27-2617472
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

564 Market Street
Suite 705
San Francisco, California 94104
 (Address of principal executive offices)(Zip Code)
 _______________
(415) 217 8816
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐    (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of August 22, 2011 the issuer had 14,230,500 issued and outstanding shares of common stock, $0.001 par value per share.

EXPEDITE 5, INC.

FORM 10-Q

June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements	3-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed & Reserved)	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I-- FINANCIAL INFORMATION

Item 1.    Financial Statements

 EXPEDITE 5, INC.
(a Development Stage Company)
FINANCIAL STATEMENTS
As of June 30, 2011
(Unaudited)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page

Unaudited Condensed Consolidated Balance Sheets - as at June 30, 2011 and December 31, 2010	4

Unaudited Condensed Consolidated Statement of Operations- for the Three Months Ended June 30, 2011 and 2010 and for the Six Months ended June 30, 2011 and 2010, and for the Period from June 1, 2009 (Inception) to June 30, 2011	5

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity and Other Comprehensive Loss as at June 30, 2011 and 2010, and from June 1, 2009 (inception) to June 30, 2011	6

Unaudited Condensed Consolidated Statements of Cash Flows - for the six months ended June 30, 2011 and 2010 and for the period from June 1, 2009 (inception) to June 30, 2011	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-16

EXPEDITE 5, INC.

(a Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in US Dollars)

ASSETS	June 30, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$17,075	$838,796
Accounts receivable, net of allowance for doubtful accounts of $0	4,304	1,959
Tax receivables	35,883	109,461
Prepaid expenses and other current assets	62,711	704,670
Total current assets	119,973	1,654,886

Property and equipment, net	20,740	26,352
Intangible assets, net	1,211,144	820,920
TOTAL ASSETS	$1,351,857	$2,502,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$324,107	$217,880
Contingent consideration	-	247,536
Accrued expenses and other creditors	857,420	520,410
Total current liabilities	$1,181,527	$985,826

TOTAL LIABILITIES	$1,181,527	$985,826
Commitments and contingent liabilities – (Note 15)
STOCKHOLDERS’ EQUITY
Preferred Stock - $0.001 par value Authorized: 50,000,000 Issued and Outstanding: none

Common Stock - $0.001 par value
Authorized: 200,000,000 shares at June 30, 2011 and at December 31, 2010 Issued and Outstanding: 14,230,500 shares at June 30, 2011 and 13,755,500 at December 31, 2010	$14,231	$13,756
Additional paid-in-capital	6,756,580	6,045,087
Deficit accumulated during the development stage	(6,598,743)	(4,516,705)
Accumulated other comprehensive loss	(1,738)	(25,806)
TOTAL STOCKHOLDERS’ EQUITY	$170,330	1,516,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,351,857	$2,502,158

See accompanying notes to these unaudited condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Statement of Operations
(unaudited)
 (amounts in US Dollars; except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (June 1, 2009) to June 30,
	2011	2010	2011	2010	2011

Revenue	$19,590	$1,619	$43,947	$12,025	$82,505

Cost of goods sold	358,200	7,370	476,902	11,880	674,560
Research and development	207,875	192,444	465,909	402,606	1,534,445
Sales and marketing	12,430	24,542	147,309	72,788	738,524
General and administrative	656,697	367,470	1,294,782	656,974	3,992,868
Release of contingent consideration	(64,935)	-	(258,872)	-	(258,872)

Loss from operations	(1,150,677)	(590,207)	(2,082,083)	(1,132,223)	(6,599,020)

Interest income	4	-	45	-	277

Net loss before income taxes	(1,150,673)	(590,207)	(2,082,038)	(1,132,223)	(6,598,743)

Income tax	-	-	-	-	-

Net loss	$(1,150,673)	$(590,207)	$(2,082,038)	$(1,132,223)	$(6,598,743)

Net loss per common share:
Basic	$(0.06)	$(0.05)	$(0.08)	$(0.10)	$(0.62)
Diluted	(0.06)	(0.05)	(0.08)	(0.10)	(0.62)

Weighted average common shares outstanding:
Basic	13,755,500	12,774,165	14,230,500	11,378,765	10,778,564
Diluted	13,755,500	12,928,011	14,230,500	11,456,113	10,778,564

See accompanying notes to these unaudited condensed consolidated financial statements.

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Statement of
Changes in Stockholders’ Equity and Other Comprehensive Loss
(unaudited)
From Inception (June 1, 2009) through June 30, 2011
 (amounts in US Dollars)

	Common Shares of $ 0.001		Additional Paid-in Capital Amount	Deficit Accumulated	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit)/Equity
	Shares	US $	US $	US $	US $	US $
BALANCE – June 1, 2009 (INCEPTION)	-	-	-	-	-	-
Issuance of 170,000 Common shares	170,000	170	(150)			20
Issuance of 2,890,000 Common shares	2,890,000	2,890	(2,619)			271
Issuance of 4,420,000 Common shares	4,420,000	4,420	1,174,411			1,178,831
Net loss				(868,453)		(868,453)
Currency translation adjustment (Tax effect Nil)					(16,516)	(16,516)
Comprehensive loss						(884,969)
BALANCE - December 31, 2009	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153

BALANCE - January 1, 2010	7,480,000	7,480	1,171,642	(868,453)	(16,516)	294,153
Recapitalization	5,775,500	5,776	4,373,945			4,379,721
Net loss				(1,132,223)		(1,132,223)
Currency translation adjustment (Tax effect Nil)					(3,762)	(3,762)
Comprehensive loss						(1,135,985)
BALANCE - June 30, 2010	13,255,500	13,256	5,545,587	(2,000,676)	(20,278)	3,537,889

BALANCE - July 1, 2010	13,255,500	13,256	5,545,587	(2,000,676)	(20,278)	3,537,889
Issuance of 500,000 Common shares	500,000	500	499,500			500,000
Net loss				(2,516,029)		(2,516,029)
Currency translation adjustment (Tax effect Nil)					(5,528)	(5,528)
Comprehensive loss						(2,521,557)
BALANCE - December 31, 2010	13,755,500	13,756	6,045,087	(4,516,705)	(25,806)	1,516,332

BALANCE - January 1, 2011	13,755,500	13,756	6,045,087	(4,516,705)	(25,806)	1,516,332
Issuance of 475,000 Common shares	475,000	475	711,493			711,968
Net loss				(2,082,038)		(2,082,038)
Currency translation adjustment (Tax effect Nil)					24,068	24,068
Comprehensive loss						(2,057,970)
BALANCE - June 30, 2011	14,230,500	14,231	6,756,580	(6,598,743)	(1,738)	170,330

See accompanying notes to these unaudited condensed consolidated financial statements

EXPEDITE 5, INC.
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in US Dollars)

	Six Month Period Ended June 30, 2011	Six Month Period Ended June 30, 2010	Period from Inception (June 1, 2009) to June 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,082,038)	$(1,132,223)	$(6,598,743)

Depreciation	7,457	2,807	18,575
Amortization	250,696	116,337	620,749
Impairment	287,778	-	356,914
Release of contingent consideration	(258,872)	-	(258,872)
Loss on disposal of equipment	345		345
Changes in operating assets and liabilities
- Accounts receivables	(2,372)	(282)	(4,375)
- Tax receivables	78,955	(20,692)	(35,198)
- Prepaid expenses and other current assets	679,699	(105,533)	(40,692)
- Advance royalty payments	(625,138)	-	(625,138)
- Accounts payable	98,144	157,533	289,574
- Accrued expenses and other creditors	327,986	95,358	892,068
Net cash used in operating activities	(1,237,360)	(886,695)	(5,384,793)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(909)	(15,109)	(39,861)
Purchase of gimme5games assets	-	-	(159,282)
Purchase of other intangible fixed assets	(280,243)	(109,982)	(1,071,174)
Net cash used in investing activities	(281,152)	(125,091)	(1,270,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of ordinary shares net of issuance costs of $58,388		-	1,678,732
Proceeds from reverse recapitalization	-	4,419,200	4,419,200
Payment of contingent consideration	-	-	(65,616)
Proceeds from issue of 475,000 ordinary shares net of issuance costs of $0	711,968		711,968
Net cash provided by financing activities	711,968	4,419,200	6,744,284

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(15,177)	(11,090)	(72,099)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(821,721)	3,396,324	17,075

CASH AND CASH EQUIVALENTS
At beginning of period	$838,796	226,736	-

At end of period	$17,075	3,623,060	17,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Contingent consideration payable in respect of acquired intangibles	-	247,536	-
Interest received	4	-	277

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

Our cash balance as of June 30, 2011 was $17,075. Our total current assets as of the reporting date amounted to $119,973 and total current liabilities were $1,181,527 resulting in a net working capital deficit of $1,061,554. We incurred a net loss and revenues for the six month period ended June 30, 2011 of $2,082,038 and $43,947 respectively, and an accumulated deficit and revenues from inception to June 30, 2011 of $6,598,743 and $82,505 respectively. Subsequent to June 30, 2011, we have raised $1,170,000 as part of two private placements bringing the amount raised to $1,882,468 since December 31, 2010.

Our core strategy is based on the acquisition of a number of companies to create greater value for the Company. We have identified cash generative targets with existing successful product launches within one of the core areas of online browser, SNGs, and mobile game applications. We have signed letters of intent to acquire four target companies and another one is under discussion. Once the financing is complete, we will acquire these targets and commence integration into the Group.

During 2011 up to the date of these financial statements, we have made significant progress in our financing process. In particular, the finalization of the investment syndicate and agreement of the key terms represents an important step towards our core strategy. We signed heads of terms with the lead investor and we are in the process of finalising discussions with the other planned investors. We also started financial due diligence on two of the target companies, one of which is substantially completed as of the date of this filing. Subject to further unforeseen delays, we anticipate that the financing should be complete by the end of the third quarter.

The Board of Directors has approved an alternate forecast scenario for the period to June 30, 2012, in case the financing process is unsuccessful or delayed. The forecast scenario approved by the Board for the period to June 30, 2012 includes a number of key assumptions. This forecast scenario assumes continuing cash flows for this period to cover our core commitments. The Company has also taken steps to decrease its average monthly burn rate during the first quarter of 2011 by implementing various cost reduction strategies and will be able to implement further strategies in the future if required. This scenario could lead to further impairment of assets held on the balance sheet as at June 30, 2011.

In the short term, the principal risk to our business is to ensure that the Group has sufficient funds to allow business to continue as going concern. As of the date of these financial statements, the Group has yet to secure the proposed financing commitment from the investment syndicate and is, therefore not yet fully-funded. Discussions with the investment syndicate are progressing positively and we expect to have access to sufficient funds by the end of the third quarter.

After considering the uncertainties above, the Board of Directors has decided to continue to adopt the going concern basis in preparing the financial statements. In making its going concern assessment, the Board of Directors has taken into account the following:

- Company’s track record of past fundraising in 2010 and 2009,
- Three successful private placements in 2011 which raised a total of $1,882,468,
- Signed heads of terms with the lead investor
- A number of signed letters of intent (“LOI”) from targets and others under discussion
- Ability to control and reduce costs in the short term due to low level of contractual commitments

Whilst there can be no assurance that the above efforts will be successful and the uncertainty of our ability to obtain sufficient additional capital raises doubts about our ability to continue as a going concern, the Board of Directors believes that the advanced financing negotiations are reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

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

Principles of Consolidation

The condensed consolidated financial statements for the six month period ended June 30, 2011 include the financial statements of the Company, its 100% subsidiaries ZHL and Zattikka. All inter-company transactions and balances have been eliminated on consolidation.

The Company's subsidiaries and affiliated companies and their principal activities as of June 30, 2011 are summarized as follows:

Company Name	Place of Incorporation of Organization	Attributable Equity Interest	Principal Activities

Zattikka Holdings Ltd	British Virgin Islands	100%	Investment Holding

Zattikka Limited	United Kingdom	100%	Operating

Immaterial restatement of Statement of Operations presentation

Subsequent to the issuance of its quarterly report for the three and six months ended June 30, 2010, management reviewed its classification of expenditure in cost of sales, research and development and sales and marketing lines items in the unaudited condensed consolidated statement of operations and decided to reclassify certain costs differently based on the nature of the costs incurred and the fact we are a development stage company. The impact of this immaterial restatement on the comparative interim period is as follows:

	Six months ended June 30, 2010	Six months ended June 30, 2010
	As Previously Reported	As Restated
Cost of goods sold	$131,682	$11,880
Research & Development	295,978	402,606
Sales & Marketing	56,338	72,788
General & Administrative	660,250	656,974

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

Advance royalty payments are expensed as incurred if technological feasibility of the related software product has not been established. Otherwise they are recorded as part of other current assets if they are expected to be recouped within 12 months or as non-current assets if they are expected to be recouped after more than 12 months.

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

Foreign currency transaction gains and losses are included in the statement of operations. These amounted to a loss of $215 for the three months ended June 30, 2011 and a gain of $3,127 for the six month period ended June 30, 2011 (June 30, 2010: loss of $3,000) respectively and a loss of $29,066 for the period from inception (June 1, 2009) to June 30, 2011.

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

The Company has provided a 100% valuation allowance on the deferred tax assets at June 30, 2011 and December 31, 2010, including year to date losses, to reduce such assets to zero since it is not more likely than not that the Company will generate future taxable income to utilize such assets. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an impact on the unaudited condensed consolidated financial statements.

4.	Segment Information

The chief operating decision maker receives information relating to one reportable segment.

5.	Tax Receivables

	June 30, 2011	December 31, 2010

UK sales taxes recoverable	$35,883	$109,461

6.	Acquisition of Gimme5Games

On September 18, 2009, the Company acquired the assets of gimme5games.com.  This acquisition was accounted for as an asset purchase in accordance with ASC 350 Intangibles—Goodwill and Other. The Company acquired a catalogue of 60 flash browser games, and licences for a further 40. It also acquired various software tools and technologies and a number of web domain names.

The Company included these assets at fair value on the date of acquisition, which was based on the fair value of consideration. The total consideration for the acquisition consisted of $159,282 cash plus contingent consideration of up to $318,560 dependent on a set of traffic targets on gimme5games.com in the 15-month period following the acquisition. In March 2011, contingent consideration of $193,937 was released based on management’s evaluation of the likelihood of achieving the full traffic target by the end of the target period. The target period ended on June 18, 2011 without achieving the target milestone traffic. Accordingly, the remaining contingent consideration of $64,935 was released in June (December 31, 2010: $247,536). Management has assessed the recoverability of the remaining Gimme5Games intangible asset and concluded it is not impaired as of June 30, 2011.

7.	Related Party Transactions:

At June 30, 2011 $350,116 (December 31, 2010: $58,724) was due to officers in respect of their salaries from December 2010 to June 2011 and is included in accrued compensation and benefits. Subsequent to June 30, 2011, officers have agreed to forgo $312,701 of this amount.

8.             Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets as of June 30, 2011 and December 31, 2010 were as follows:

	As at June 30, 2011	As at December 31, 2010
Rent deposit	$48,507	$76,147
Advanced royalty payments	-	548,448
Other prepayments and accrued income	14,204	80,075
Total prepaid expenses and other current assets	$62,711	$704,670

In June 2011, we wrote off an advance royalty payment which was made to a third party developer in respect of Monty Python. Management made the decision to launch Monty Python using SNAP which is our new proprietary platform currently under development instead of using the platform developed by the third party. As a result of this decision, it has been concluded that the platform developed by the third party will no longer be used and accordingly written off in full. The amount written off at 30 June 2011 was $276,786 and included as a component of cost of goods sold.

As explained in Note 9 below, we classified advance royalty payments made in respect of Wheelers and Dealers as capitalised software costs in accordance with our software development accounting policy.

9.             Intangible Assets, Net:

Intangible assets as of June 30, 2011 and December 31, 2010 were as follows:

	Gross Amount	Accumulated Amortization	Net Amount
As at December 31, 2010	$1,171,951	$(351,031)	$820,920

Acquired intangible assets	480,601	(426,450)	54,151
Capitalized and other intangible assets	1,346,343	(178,358)	1,167,985
Total	$1,826,944	(604,808)	1,222,136
Impairment			(10,992)
As at June 30, 2011			1,211,144

The weighted average amortization period of these intangible assets, and each major class, is two years. Based on management’s assessment of future undiscounted cash flows, $10,992 of intangible assets was written off in 2011 in relation to two browser games and related impairment charge was classified as a component of cost of goods sold. As at December 31, 2010, based on management’s assessment of future undiscounted cash flows, $69,136 of capitalized and other intangible assets was written off in 2010 relating to two browser games and the related impairment charges was classified as a component cost of goods sold in the fourth quarter of 2010. Capitalized software development costs were $280,243 and $790,931 in the six month period ended June 30, 2011 and year ended December 31, 2010 respectively. Amortisation expense for the periods ended June 30, 2011 and 2010 and inception June 1, 2009 to June 30, 2011 was $250,696, $116,337 and $620,749 respectively.

In June 2011, we classified advance royalty payments made in respect of Wheelers & Dealers as capitalised software costs since they are expected to be recouped after 12 months in accordance with our software development accounting policy. The amount classified as capitalised software cost at June 30, 2011 was $340,585.

10.             Accrued Expenses and Other Creditors:

Accrued expenses and other creditors as of June 30, 2011 and December 31, 2010 were as follows:

	As at June 30, 2011	As at December 31, 2010
Accrued expenses	$308,059	439,976
Accrued compensation and benefits	549,361	80,434
Total accrued expenses and other creditors	$857,420	$520,410

11.             Stockholders' Equity:

Preferred Stock:

Preferred Stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding as at December 31, 2010.

Common Stock:

Common stock includes 200,000,000 shares authorized at a par value of $0.001, of which 14,230,500 had been issued as at June 30, 2011.

On June 30, 2010, E5 entered into a share exchange agreement and consummated a share exchange with ZHL, and each of the shareholders of ZHL (the “ZHL Shareholders”). Upon the closing of the Share Exchange on June 30, 2010, the ZHL Shareholders transferred all of their shares of common stock in ZHL to E5.  Each ZHL share was exchanged for 170 shares in E5, and as a result E5 issued to the ZHL Shareholders an aggregate of 7,480,000 shares of common stock, $0.001 par value per share. As a result of the Share Exchange, ZHL became a wholly-owned subsidiary of E5. We issued $500,000 common stock, $0,001 par value shares in November 2010. In 2011, we also issued 475,000 shares of common stock, $0.001 par value per share on May 18, 2011.

Warrants:

Notion Capital had a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share in connection with the share issuance that occurred in June 2010. The warrant expired on June 30, 2011.

12.	Income Taxes

	Period from inception (June 1, 2009), to June 30, 2011	Period from inception (June 1, 2009), to December 31, 2010

Domestic loss before provision for income taxes	$(6,598,743)	$(4,516,705)
Loss before provision for income taxes	$(6,598,743)	$(4,516,705)

Provision for income taxes
Domestic	-	-

The difference between the statutory tax rate and the effective tax rate, expressed as a percentage of loss before provision for income taxes for the six month period ended June 30, 2011 and the year ended December 31, 2010 was as follows:

	Period from inception (June 1, 2009), to June 30, 2011	Period from inception (June 1, 2009) to December 31,2010
Benefit arising on domestic statutory rate	(21.0)%	(21.0)%

Effect of graduated tax rate	5.5%	2.2%

Valuation allowance	15.5%	18.8%
Effective tax rate	0.0%	0.0%

The Company predominantly operates in the UK which for the periods being reported on has a graduated tax rate. The Company is utilizing a 21% statutory tax rate in the above effective tax rate reconciliation. The Company has estimated there will be no liability to pay income taxes on its losses for the six month period ended June 30, 2011 and year ended December 31, 2010 whether those arise from trading or from movements on accumulated translation adjustments. The Company has not recognized in its financial statements the tax benefit generated by losses as the Company’s history of losses provides substantive negative evidence that it is not more likely than not to benefit from these losses in the future. Accordingly, the net deferred tax assets have been duly offset by the valuation allowance.

The following is a summary of the significant components of the Company’s net deferred tax assets:

	June 30, 2011	December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$1,463,338	$964,035

Fixed assets and other	(4,355)	(5,082)

Total deferred tax assets	1,458,983	958,953
Valuation allowance	(1,458,983)	(958,953)

Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

As of June 30, 2011, the Company has Net Operating Loss (“NOL“) carry-forwards of approximately $6,598,743 (December 31, 2010 – $4,516,705). The Company’s NOL carry forwards are predominantly in the UK and have no expiration date. The Company’s US and California carry forwards expire in 10-20 years. The NOLs are not subject to reduction provided the Company continues in the same line of business. All the losses arise from continuing operations. The Company is not subject to examination by UK tax authorities for years prior to 2009. The Company does not have any unrecognized tax benefits and does not believe it is reasonably possible that this will increase or decrease during 2011.

13.	Net Loss Per Share:

The Company calculates basic loss per share by dividing net earnings by the weighted average number of shares outstanding. Diluted loss per share includes the effect, if any, from the potential exercise of warrants, which would result in the issuance of incremental shares of common stock.

14.	General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010 and from inception to June 30, 2011 were as follows:

	Three Months Ended June 30, 2011 and 2010		Six Months Ended June 30, 2011and 2010		From inception to June 30, 2011
Legal, audit, professional, consultancy	$193,451	$112,850	$318,402	$218,390	$1,448,495
Amortization of intangible assets	61,170	55,947	121,228	112,467	420,591
Payroll	274,888	140,770	549,977	224,147	1,329,078
Other general and administrative expenses	127,188	57,903	305,175	101,970	794,705
Total general and administrative expenses	$656,697	$367,470	$1,294,782	$656,974	$3,992,868

15.	Commitments And Contingent Liabilities

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

On August 19, 2011 the Company completed two private placements. The first offering was dated July 27, 2011 for the sale of 147,550 shares of the Company’s Common Stock at a per share price of $1.02 for total offering proceeds of $150,500. The second private placement was dated August 15, 2011 for the sale of 1,000,000 shares at a per share price of $1.02 for offering proceeds of $1,020,000.The related shares will be issued in the third quarter of 2011.

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

The Company operates on social networks, Mobile Apps and browser platforms in preparation for the roll-up acquisition strategy.  The Company has offices in San Francisco, USA and London, UK.

To further take advantage of this disruptive point in the industry, we expect to evolve from organic to an acquisition and roll-up growth strategy in 2011 and beyond.  Our goal is to create a large scale, diverse and revered games company. We have no material operating income yet and, as a result, we will depend upon funding from various sources to continue our operations beyond June 30, 2012 and to implement our growth strategy. The unaudited condensed consolidated financial statements have been prepared under the going concern assumption.  As discussed in the liquidity and capital resources section and note 2 of the financial statements we believe we have a viable plan to implement our organic growth and acquisition roll-up strategy and our business plan is reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

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

Our organic growth plan saw the development of various SNGs and distributed device Mobile Apps covering iPhone, iPad and Android, to build skills and IP in these areas. A Beta version of the first SNG game, Wheelers and Dealers, an original SNG product played through Facebook, was released in the fourth quarter of 2010. The other title under development is Ministry Of Silly Games, a virtual world played initially through the browser, based on Monty Python’s Flying Circus with collaboration of some of the original Pythons.

In addition, we released a series of Mobile Apps including one based on the Mr. Bean live action and cartoon sketches, ‘Mr. Bean – Out of Control’, and a number of others based on successful browser games.  In July, 2011 we released our new game ‘Now Boarding’. We will continue our strategy of being platform and distribution agnostic and expect to release most mobile products across the key Smartphone platforms, usually using browser metrics/user feedback as the test bed.

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

In March 2011, we also started developing our proprietary Social Network Application Platform (“SNAP”). SNAP is an in-house developed gaming platform which is designed as a shared service platform which will allow the Company and other prospective Group companies to run their social and browser games concurrently. We expect SNAP to reach technological feasibility by the end of the third quarter in 2011.

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

Advance royalty payments are expensed as incurred if technological feasibility of the related software product has not been established. Otherwise they are recorded as part of other current assets if they are expected to be recouped within 12 months or as non-current assets if they are expected to be recovered after more than 12 months.

Recent Accounting Pronouncements

Refer to footnote 3 for details of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (June 1, 2009) to June 30, 2011
	2011	2010	2011	2010

Revenue	$19,590	1,619	43,947	12,025	82,505

Cost of goods sold	358,200	7,370	476,902	11,880	674,560
Research and development	207,875	192,444	465,909	402,606	1,534,445
Sales and marketing	12,430	24,542	147,309	72,788	738,524
General and administrative	656,697	367,470	1,294,782	656,974	3,992,868
Release of contingent consideration	(64,935)	-	(258,872)	-	(258,872)

Loss from operations	(1,150,677)	(590,207)	(2,082,083)	(1,132,223)	(6,599,020)

Interest income	4	-	45	-	277

Net loss before income taxes	(1,150,673)	(590,207)	(2,082,038)	(1,132,223)	(6,598,743)

Income tax	-	-	-	-	-

Net loss	$(1,150,673)	(590,207)	(2,082,038)	(1,132,223)	(6,598,743)

Revenues were $43,947 and $12,025 for the six month period ended June 30, 2011 and 2010, respectively compared to $19,590 and $1,619 for the three month period ended June 30, 2011 and 2010, respectively. The changes in revenues for the six month period ended June 30, 2011 reflected the early stage development of the Company and were due to iPhone application and beta Facebook product releases and advertising during the period ended June 30, 2011.

Cost of Goods Sold was $476,902 and $11,880 for the six month period ended June 30, 2011 and 2010 respectively compared to $358,200 and $7,370 for the three month periods ended June 30, 2011 and 2010, respectively. The changes in costs of goods sold for the three and six month period ended June 30, 2011 reflected amortization of capitalised software development products and impairment of advance royalty payments per Note 8.

Research and Development costs were $465,909 and $402,606 for the six month periods ended June 30, 2011, respectively compared to $207,875 and $192,444 for the three month period ended June 30, 2011 and 2010, respectively. The changes in research and development costs for the three and six month period ended June 30, 2011 reflected an increased activity in product pipeline including mobile applications, browser products and platform development.

Sales and Marketing costs were $147,309 and $72,788 for the six month period ended June 30, 2011, and 2010 respectively compared to $12,430 and $24,542 for the three month period ended June 30, 2011 and 2010, respectively. The changes in sales and marketing costs for the six month period ended June 30, 2011 reflected a ramp-up of business operations including a number of small marketing campaigns in the first quarter of 2011 to drive users to our Mobile Apps, SNG and browser products.

General and Administrative costs were $1,294,782 and $656,974 for the six month period ended June 30, 2011 and 2010 respectively compared to $656,697 and $367,470 for the three month periods ended June 30, 2011 and 2010, respectively. The changes in general and administrative costs for the six month period ended June 30, 2011 included a ramp-up of key operational support for the production, technology and marketing teams and corporate activities and the ongoing execution of the acquisition roll-up strategy.

Release of contingent consideration was $258,872 and $nil for the six month period ended June 30, 2011 and 2010 respectively compared to $64,935 and $nil for the three month periods ended June 30, 2011 and 2010, respectively. In March 2011, management concluded that the likelihood of achieving the full user traffic target relating to gimme5games acquisition was highly unlikely to meet the full target milestone and accordingly $193,937 was released during first quarter of 2011. On June 18, 2011 the target period ended without achieving the target milestone and the remaining $64,935 was released.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2011 was $17,075. Our total current assets as of the reporting date amounted to $119,973 and total current liabilities were $1,181,527 resulting in a net working capital deficit of $1,061,554. We incurred a net loss and revenues for the six month period ended June 30, 2011 of $2,082,038 and $43,947 respectively, and an accumulated deficit and revenues from inception to June 30, 2011 of $6,598,743 and $82,505 respectively. Subsequent to June 30, 2011, we have raised $1,170,000 as part of two private placements bringing the amount raised to $1,882,468 since December 31, 2010. The audit report from our independent registered public accountants on our financial statements for the year ended December 31, 2010, which was filed with our annual report on Form 10-K on April 13, 2011, included an emphasis of matter paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

Our core strategy is based on the acquisition of a number of companies to create greater value for the Company. We have identified cash generative targets with existing successful product launches within one of the core areas of online browser, SNGs, and mobile game applications. We have signed letters of intent to acquire four target companies and another one is under discussion. Once the financing is complete, we will acquire these targets and commence integration into the Group.

During 2011 up to the date of these financial statements, we have made significant progress in our financing process. In particular, the finalization of the investment syndicate and agreement of the key terms represents an important step towards our core strategy. We signed heads of terms with the lead investor and we are in the process of finalising discussions with the other planned investors. We also started financial due diligence on two of the target companies, one of which is substantially completed as of the date of this filing. Subject to further unforeseen delays, we anticipate that the financing should be complete by the end of the third quarter.

The Board of Directors has approved an alternate forecast scenario for the period to June 30, 2012, in case the financing process is unsuccessful or delayed. The forecast scenario approved by the Board for the period to June 30, 2012 includes a number of key assumptions. This forecast scenario assumes continuing cash flows for this period to cover our core commitments. The Company has also taken steps to decrease its average monthly burn rate during the first quarter of 2011 by implementing various cost reduction strategies and will be able to implement further strategies in the future if required. This scenario could lead to further impairment of assets held on the balance sheet as at June 30, 2011.

In the short term, the principal risk to our business is to ensure that the Group has sufficient funds to allow business to continue as going concern. As of the date of these financial statements, the Group has yet to secure the proposed financing commitment from the investment syndicate and is, therefore not yet fully-funded. Discussions with the investment syndicate are progressing positively and we expect to have access to sufficient funds by the end of the third quarter.

After considering the uncertainties above, the Board of Directors has decided to continue to adopt the going concern basis in preparing the financial statements. In making its going concern assessment, the Board of Directors has taken into account the following:

- Company’s track record of past fundraising in 2010 and 2009,
- Three successful private placements in 2011 which raised a total of $1,882,468,
- Signed heads of terms with the lead investor
- A number of signed letters of intent (“LOI”) from targets and others under discussion
- Ability to control and reduce costs in the short term due to low level of contractual commitments

Whilst there can be no assurance that the above efforts will be successful and the uncertainty of our ability to obtain sufficient additional capital raises doubts about our ability to continue as a going concern, the Board of Directors believes that the advanced financing negotiations are reasonably capable of removing the threat to the continuation of the business during the twelve-month period following the most recent balance sheet presented.

Operating cash flows
We had operating cash outflows in the six month period ended June 30, 2011 and 2010 of $1,237,360 and $886,695 respectively. In the period from inception (June 1, 2009) to June 30, 2011 we had operating cash outflows of $5,384,793.  Our primary uses of cash have been for developing our software IP including our technology platforms, employee compensation and legal and professional fees in connection with our roll-up acquisition financing and target company selection, as well as working capital. The cash we received has been expended in the furtherance of growing our business, including the assets purchased from gimme5games.com, and establishing our software IP and to progress the roll-up acquisition strategy. In the period from inception on June 1, 2009 to June 30, 2011 and for the six month period ended June 30, 2011 and 2010 we received cash inflows of $82,505, $43,947 and $12,025 respectively as a result of revenues from software application products, but as we build the new group structure and complete the development of new products and release these to the market, we expect our revenues to increase.

Investing cash flows
We had investing cash outflows in the six months ended June 30, 2011 of $281,152, $125,091 in the six months ended June 30, 2010, and $1,270,317 in the period from inception (June 1, 2009) to June 30, 2011. We had cash outflows of $909 for property and equipment and $280,243 for capitalized intangible fixed assets. We had outflows of $39,861 for property and equipment and $1,230,456 for capitalized intangible fixed assets in the period from inception (June 1, 2009) to June 30, 2011, which included outflows of $159,282 paid as part of the consideration for the gimme5games.com assets.

Financing cash flows
During the six month periods ended June 30, 2011 and 2010, there were financing cash inflows of $711,968 and $4,419,200 respectively.  During the period from inception (June 1, 2009) to June 30, 2011, we received cash inflows from financing activities of $6,809,900 from the issuance of shares to various investors, less a payment of contingent consideration relating to the acquired gimme5games intangibles of $65,616 resulting in net cash inflows from financing in the period from inception to June 30, 2011 totalling $6,744,284.

These financing cash inflows resulted from: a) the issuance of 4,528,000 shares of common stock of $0.001 par value for $1.00 per share, which generated additional net funding of $4,419,200 (gross funding of $4,528,000 less issue costs of $108,800), b)  $500,000 in respect of a share subscription completed in November 2010, and c) issuance of 475,000 shares of $0.001 par value for $1.50 per share of common stock for net funding of $711,968 with respect to a private placement dated February 8, 2011.

This funding will allow the Company to continue to progress the roll-up acquisition strategy and develop its portfolio of games to further establish its revenue streams.  It is the intention that this funding will be used to provide working capital for short-term and long-term cash flow in the period until the business is cash-generative.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of our quarter ended June 30, 2011. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms.

Changes in Internal Controls Over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2011, the Company completed a private placement (the “Private Offering”) with existing shareholders for the issuance and sale of 475,000 shares of the Company’s Common Stock at a per share price of $1.50 for aggregate offering proceeds of $712,968.  The proceeds of this offering were used for general working capital.

The Private Offerings and issuance of shares to the investors was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

The principal office of the Company has changed to 564 Market Street, Suite 705 San Francisco, California 94104, United States of America.

Item 6. Exhibits

(a)   Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

101  Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished on XBRL)

In accordance with SEC Release 33-8238, exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Mark Opzoomer	President and Chief Executive Officer	August 22, 2011
Mark Opzoomer	(Duly Authorized Officer and Principal Executive Officer)

Signature	Title	Date

/s/ Rob Gorle	Chief Financial Officer	August 22, 2011
Rob Gorle	(Principal Financial Officer)